Form 10QSB
period 2001-09-30
PRELUDE VENTURES INC
filed 2002-07-31
CIK 1138593

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

                            Commission File Number:

                             Prelude Ventures, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Nevada
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   98-0232018
                                   ----------
                        (IRS Employer Identification No.)


                              2585 West 14th Avenue
                          Vancouver, BC, Canada V6K 2W6
                                ----------------
                    (Address of principal executive offices)

                                      None
                            ------------------------
          (Former name or former address, if changed since last report)

                                    V6K 2W6
                                   ----------
                                   (Zip Code)

                                 (604) 817-8095
                                 --------------
                          (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2002 was 1,000,000 common shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended September 30, 2001 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

History And Organization

     Prelude Ventures, Inc. (the "Company") was incorporated under the laws of the state of Nevada on May 24, 2000. We have not commenced business operations and we are considered an exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 1,000,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of this offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

Proposed Business

        On March 9, 2001, we acquired a 20 year mining lease from Steve Sutherland, the owner of 24 unpatented lode mining claims, sometimes referred to as the Medicine Project, located in Elko County, Nevada. An unpatented claim is one in which more assessment work is necessary before all mineral rights can be claimed. As the owner of the claims, Mr. Sutherland has the right to lease the claims to a third party but he remains responsible for compliance with all applicable federal, state and county laws and regulations. Under the terms of our lease with Mr. Sutherland, we are entitled to all of Mr. Sutherlands mineral rights and we are also made responsible for compliance for all laws and regulations that apply to the claims. We are presently in the pre-exploration stage and there is no assurance that a commercially viable precious mineral deposit exists in our property until appropriate geological exploration is done and a final comprehensive evaluation concludes that there is economic and legal feasibility to conduct mining operations.

         The exploration program proposed by Prelude is designed to determine whether mineralization exists to the extent that mining operations would be economically feasible. It is uncertain at this time the precise quantity of minerals in the property that would justify actual mining operations.

        Prelude has leased the claims from Mr. Sutherland who is our landlord. We also have the right to locate additional claims within one mile of the claims which become part of the lease. Under the terms of the lease, Prelude must pay a three percent production royalty and may extend the initial term of 20 years for one additional period of 20 years provided that all conditions of the lease have previously been met. Prelude has the exclusive possession of the property for mining purposes during the term of the lease.

         Under the terms of the lease, Prelude must pay a three percent annual production royalty and must pay an annual minimum royalty as follows, of which the first payment of $5,000 has already been made:


                 Anniversary Date                  Amount
                 March 9, 2001                     $ 5,000.00
                 March 9, 2002                     $ 7,500.00
                 March 9, 2003                     $10,000.00
                 March 9, 2004                     $20,000.00
                 March 9, 2005 & thereafter        $50,000.00


                  If Prelude fails to meet the above lease payments, the lease may be terminated if the landlord gives written notice of such default. After receipt of default, Prelude has 15 days to cure the default. In addition, the lease may be terminated if Prelude fails to make federal, state, and county maintenance payments or filing fees at least 15 days prior to due date. In that event, the landlord must notify Prelude of a possible default. After 10 days, if the default is not cured the landlord may initiate payment on the claims. Prelude will be able to cure this default by reimbursing all federal, state and county payments made by the landlord plus a 20% penalty within 30 days.

         Under applicable federal, state, and county laws and regulations, annual mining claim maintenance or rental fees are required to be paid by Prelude for the unpatented mining claims which constitute all or part of the leased property, beginning with the annual assessment work period of September 1, 2001 to September 1, 2002. Prelude must timely and properly pay the federal, state, and county annual mining claim maintenance or rental fees, and must execute and record or file, as applicable, proof of payment of the federal, state, and county annual mining claim maintenance or rental fees and the landlord's intention to hold the unpatented mining claims. If Prelude does not terminate the agreement before June 1 of any subsequent lease year, Prelude will be obligated either to pay the federal, state, and local annual mining claim maintenance or rental fees for the property due that year or to reimburse the landlord.

         Prelude also has the right to buy out the landlord's interest in exchange for a payment of $5,000,000 from which royalty payments made up to the time of the buyout may be deducted. If a buyout occurs, Prelude must also pay the landlord a perpetual 0.5% royalty on all minerals recovered from the property.

         The lease may be terminated at any time by Prelude provided that we give written notice 30 days prior to relinquishing the leased property. In the event Prelude desires to terminate the agreement after June 1 of any year, we are responsible for all federal, state, and county maintenance and filing fees for the next assessment year regarding the leased property. In addition, we must deliver to the landlord in reproducible form all data generated or obtained for the leased property, whether factual or interpretive. Finally, we must quitclaim to the landlord all claims located or acquired by us.

         Our business activities to date have been restricted to obtaining a report from our mining engineer, Edward P. Jucevic and preparing this offering. Mr. Jucevic's report details the geological and mining history of the claims leased by Prelude, including the land status, climate, geology and mineralization. In preparing his report, Mr. Jucevic did not perform any actual field work on the claims. Mr. Jucevic believes that based upon previous mining activity in the area, sufficient evidence exists to warrant further exploration on the leased property which could then lead to actual mining operations.

         The property leased by Prelude is located in Elko County, Nevada and comprises 24 unpatented claims. Mr. Jucevic has concluded that the claims demonstrate a potential for surface-mineable oxidized-zinc deposits and surface-mineable heap leachable silver deposits. Heap leaching is a process for the extraction of valuable minerals utilizing chemical solutions that percolate through crushed ore. A two phase exploration and drilling program has been proposed. Phase 1, including a recommendation to stake four neighboring targets, with estimated costs of $50,000. No exploration work will be performed until the additional claim staking has taken place. We have not yet determined whether Mr. Jucevic will be commissioned to perform additional research on the claims for us. That would be followed by Phase 2 with estimated costs of $100,000. The purpose of this offering is to finance the implementation of Phase I.

Location and Access

     The leased property is located in Elko County, Nevada, approximately 50 airline miles southeast of the town of Elko, Nevada. Access from Elko, Nevada is obtained by driving 20 miles on I-80 to Halleck, Nevada and then turning southeast on paved Highway 229 for forty-two miles through Secret Pass across the Ruby Mountains and then proceeding about 24 miles south on dirt roads to the property. The claims are in what is known as the Mud Springs mining district.

Claim Status

     The claims have been leased by Prelude form Steve Sutherland who currently holds the property via 24 unpatented mining claims located during the month of September 2000. The owner of the property is the United States government. The land is administered by the Bureau of Land Management (BLM). Mr. Sutherland has documentation that all requisite county and United States Bureau of Land Management (BLM) papers have been filed and all fees paid. Two claims not belonging to Mr. Sutherland lie within the claim boundary and are held by a local prospector. Mr. Jucevic believes these two claims are most likely available for lease under reasonable terms. We do intend to lease these claims if possible. The local prospector who owns these two claims is Jerry Baughman. He has no relationship to Prelude. At this time, he has not been approached by us about leasing his two unpatented claims. We believe that reasonable terms for the lease of these two claims would include a standard mining lease including an anticipated $5,000 payment upon execution, with an option to purchase priced at approximately $50,000 payable over a period of five years. The Sutherland claim block comprises about 460 acres.

Climate And Local Resources

         The claims leased by Prelude are located at elevations ranging from 5900 to 7950 feet in gently rolling hills covered with sagebrush and Pinion pines. The climate is temperate with moderate snow cover from December to March. No perennial streams exist on the property. However, groundwater is plentiful. Power lines are located about three miles east of the property. The closest population center is Bishop, located about 48 miles to the northwest.

History Of The Claims

         Mr. Jucevic has examined the available literature on the claims. According to these sources, base metals and silver were discovered on the property in 1910. Production from high grade veins started as early as 1915. Partial records indicate lead, silver and zinc were produced through 1956. Recent exploration efforts were started in the 1980's by United States Minerals Exploration (USMX), and Cominco American Inc. USMX made 105 drill holes totaling 11,190 feet between 1980 and 1996 which defined a mineralization of ore containing silver, lead and zinc. Cominco controlled the property for a short time and conducted geophysical surveys which identified potential mineralization through the claims area that extend north of the claims.

Our Proposed Exploration Program

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties, and if any minerals which are found can be economically extracted and profitably processed. Our exploration program is designed to economically explore and evaluate our claims.

     We do not claim to have any minerals or reserves whatsoever at this time on any of our claims. We intend to implement an exploration program and to proceed in the following two phases:

     Phase I will involve expanding our block of claims by locating approximately 50 additional claims and acquiring third party claims within the area. There has been no staking of additional claims at this time. The initial work of Phase I will be centered on opportunities and targets within the boundaries of the leased claims. However, it is anticipated that expansion of the existing claim position will be advisable following completion of the geological investigations in Phase I. For example, U. S. Minerals Exploration, a previous explorer of the claims, calculated potential mineralization along the northeast area of the leased claims. Therefore, it appears probable that additional claim staking in northeast and southwest extensions off this trend would capture neighboring mineralization, as well as northeast trending fault zones within the claims. With respect to maintenance costs, the current 24 claims are subject to total annual fees of $2,580.00 Annual maintenance fees for an additional 50 claims would be $5,375.00. No land status work has been conducted on neighboring lands by Mr. Jucevic. We will also take 200 rock samples and 300 soil samples and perform geological mapping and geophysical surveys followed by a written analysis of this exploration. The cost of Phase I will is estimated to be $50,000 and will take approximately two months to complete.

         Upon completion of Phase I, we will determine the cost effectiveness of proceeding to Phase II. In making this determination, we will undertake to have our data from Phase I independently verified for accuracy by an independent registered engineer to confirm the existence of mineralization.

         Phase II will consist of substantial test drilling of a total of 5,000 feet to determine the extent, depth and dip of ore discovered in Phase I. It is anticipated that Phase II will cost $100,000 and will also take approximately two months to complete. If we decide not to proceed to Phase II, we will likely cancel the lease and search for other mineral exploration sites to lease. As of the date of this prospectus, no such search has been undertaken.

Competitive Factors

     The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral reserves. We may be one of the smallest exploration companies in existence. Although we will be competing with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available markets exist in North America and around the world for the sale of minerals. Therefore, we intend to develop mining claims to the production point in which major mining production companies would seriously consider pursuing the property as a valuable and significant acquisition.

Regulations

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

         The initial drilling program outlined in Phase I will be conducted on BLM lands. The BLM will require the submittal of a plan of operation which would be used as the basis for the bonding requirement, water permit and reclamation program. The reclamation program could include both surface reclamation and drill hole plugging and abandonment. The amount of the bonding would be based upon an estimate by the BLM related to the cost of reclamation if done by an independent contractor. Bonding costs vary on case by case basis. The scope of the proposed program determines amount of reclamation bond required by the BLM. Among the factors considered are the degree of proposed land disturbance, whether there have been previous disturbances and the nature of previous reclamation efforts. Since there is a substantial infrastructure of existing roads across the property the amount of initial bonding would likely be reduced. In addition, the terrain is relatively subdued which should further reduce the necessity for road building. The estimate for Phase II reclamation and bonding would depend upon the results of Phase I.

         We would be subjected to the BLM rules and regulations governing federal lands including a draft environmental impact statement or EIS, public hearings and a final EIS. The final EIS would address county and state needs and requirements and would cover issues and permit requirements concerning: air quality, heritage resources, geology, energy, noise, soils, surface and ground water, wetlands, use of hazardous chemicals, vegetation, wildlife, recreation, land use, socioeconomic impact, scenic resources, health and welfare, transportation and reclamation. Bonding requirements are developed from the final EIS.

     We are in compliance with the all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations. Prelude anticipates that it will be required to post bonds in the event the expanded work programs involve extensive surface disturbance.


Employees

     Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Prelude will consider hiring technical consultants as funds from this offering and additional offerings or revenues from operations in the future permit. At present, our only employee is William Iverson.

     Mr. Iverson has been the President, Secretary-Treasurer and Director since our company's inception on May 24, 2000. Since November 1999, Mr. Iverson has also been employed by First Quantum Minerals Corporation of Vancouver, British Columbia where he performs corporate relations services, including the preparation of corporate profiles, brochures and advertisements. From November 1999 to February 2000 Mr. Iverson was also employed by Nevada Pacific Gold, Ltd. From January 1996 to August 1997, Mr. Iverson was employed by Treminco Resources, Ltd., an exploration stage company, located in Vancouver, British Columbia, where he performed corporate development services. In this capacity he acted as a liaison between Tremninco and the financial community. From October 1997 to November 1998, Mr. Iverson was employed by Cee Bee Natural Gas, Ltd. From January of 1988 until December of 1995 Mr. Iverson was also employed as a stockbroker with Georgia Pacific Securities Corporation in Vancouver, British Columbia. Mr. Iverson will continue to serve in his present positions with Prelude until the next annual meeting of shareholders and devote approximately 15 hours per week of his time to the Prelude. Mr. Iverson has no formal training or experience with mineral exploration. Mr. Iverson completed two years of college in 1974 from the University of Alberta but he did not obtain a degree. In addition, he was formerly licensed as a stockbroker in Canada between 1995 and 1998. That license, however, was allowed to lapse by Mr. Iverson in 1998 because he was pursuing a career in corporate relations. Mr. Iversen's responsibilities with Prelude consist mainly of communicating with the appropriate governmental agencies to ensure the company claims are kept in good standing and coordinating the filing of this offering. In addition, Phase I of the company's business plan will be performed by subcontractors, the activities of which will be managed by Mr. Iverson. It is anticipated that additional officers will be hired if Phase I of our business plan is successful to manage the company's day to day mineral exploration activities.

Executive Compensation

         Our sole director does not currently receive and has never received any compensation for serving as a director to date. In addition, at present, there are no ongoing plans or arrangements for compensation of any of our officers. However, we expect to adopt a plan of reasonable compensation to our officers and employees when and if we become operational and profitable.


Employees and Employment Agreements

     At present, we have no employees, other than Mr. Iverson, our president and sole director who has received no compensation for his services. Mr. Iverson does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     We are a start-up, exploration stage company and have not yet started our business operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

      To meet our need for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services. To become profitable and competitive, we conduct research and exploration of our properties. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 24, 2000

     We just recently acquired our first interest in lode mining claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $5,000 for a mining lease. As of March 31, 2002 we have experienced operating losses of $50,409.

Plan of Operations

     Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 24, 2000 to March 31, 2001 was $5,500 as a result of proceeds received from our president and sole director. On April 11, 2001 we received additional cash financing of $19,500 as a result of proceeds received from our president and sole director. Our business activities to date have been restricted to obtaining a mining engineer's report and preparing this offering.

     Prelude's plan of operations for the next twelve months is to undertake Phase I of our exploration program. We can commence Phase I assuming at least 50% of the offering is sold. However, the total cost of Phase I is estimated to be $50,000.00 and therefore can not be completed unless nearly all of the offering is sold. We have no plan to engage in any alternative business if Prelude ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

         Phase I will involve staking of 50 additional claims at a cost of $15,000. Obtaining leases for third party claims in the area is estimated to cost $5,000. We will then initiate rock sampling at a cost of $4,000 and soil sampling at a cost of $6,000 in areas of potential interest that indicate the presence of ore. Thereafter, geological mapping will be conducted that will cost approximately $10,000 along with geophysical surveying that will cost approximately $2,000. The total cost of Phase I will is estimated to be $50,000 and will take approximately two months to complete.

         Upon completion of Phase I, we will determine the cost effectiveness of proceeding to Phase II. We will undertake to have our data from Phase I independently verified for accuracy by an independent registered engineer to confirm the existence of mineral deposits.

     Our public offering will only be adequate to finance Phase I. Assuming we decide to proceed with Phase II, we will be required to obtain additional financing. Phase II will consist of extensive drilling totaling approximately 5,000 feet which is estimated to cost $100,000 to determine the extent, depth and dip of mineralization discovered in Phase I. Phase II will take approximately two months to complete.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. Iverson has paid $25,000 in cash in exchange for 1,000,000 shares of common stock. We have also issued 1,500,000 shares of stock pursuant to our Form SB-2 registration statement. This money has been utilized for organizational and start-up costs and as operating capital. As of March 31, 2002 we had sustained operating losses of $50,409.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

        NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

       (a) Exhibits - NONE

       (b)  Reports  on Form 8-K - NONE

                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRELUDE VENTURES, INC.

Dated: July 30, 2002                    /s/ William Iverson
                                        William Iverson
                                        President

                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                      September 30, 2001 and March 31, 2001
                             (Stated in US Dollars)
                                  (UNAUDITED)


                                                                    September 30,       March 31,
                                                                        2001               2001
                                                                    ------------        ----------
                                   ASSETS

Current
   Cash                                                            $    6,154          $     396
   Share subscription receivable                                            -             19,500
                                                                     ------------       -------------
                                                                   $    6,154          $  19,896
                                                                     ============       =============

                                   LIABILITIES
Current
   Accounts payable                                                $   13,809          $   2,197
   Loan payable - Note 3                                                9,500                  -
                                                                     ------------       -------------
                                                                       23,309              2,197
                                                                     ------------       -------------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value
      5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
     45,000,000 shares authorized
      1,000,000 shares outstanding                                     25,000             25,000
Deficit accumulated during the exploration stage                      (42,155)            (7,301)
                                                                      ------------       -------------
                                                                      (17,155)            17,699
                                                                      ------------       -------------
                                                                   $    6,154          $  19,896
                                                                      ============       =============


                               SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
          for the three month period ended September 30, 2001 and 2000, the six months ended September 30, 2001, May 24, 2000 (Date of
            Incorporation) to September 30, 2000 and for the period
           May 24, 2000 (Date of Incorporation) to September 30, 2001
                             (Stated in US Dollars)
                                  (UNAUDITED)


                                                                      May 24, 2000      May 24, 2000
                       Three months     Three months    Six months   (Date of Incor-  (Date of Incor-
                          ended            ended           ended        poration) to    poration) to
                       September 30,    September 30,   September 30,   September 30,   September 30,
                           2001             2000            2001           2000            2001
                       -------------    -------------   -------------  --------------   --------------
Expenses

   Accounting and
    audit fees         $    807         $        -       $   1,807       $     -          $     3,307
   Bank charges              75         $       62             170            62                  274
   Legal fees            22,362                  -          22,362             -               23,059
   Management fees            -                  -           1,500             -                6,500
   Resource property
    development           2,580                  -           7,580             -                7,580
   Transfer agent fees        -                  -           1,435             -                1,435
                       -------------    -------------   -------------  --------------   --------------

Net loss for
  the period          $  25,824         $       62       $  34,854       $    62           $   42,155
                       ==============   =============   =============  ==============   ==============

Loss per share        $    0.03         $     0.00       $    0.03       $  0.00
                       ==============   =============   =============  ==============   ==============


Weighted average
number of
shares outstanding    1,000,000          1,000,000       1,000,000     1,000,000
                       ==============   =============   =============  ==============   ==============


                                SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the six month period ended September 30, 2001,
             May 24, 2000 (Date of Incorporation) to September 30, 2000
  and for the period May 24, 2000 (Date of Incorporation) to September 30, 2001
                              (Stated in US Dollars)
                                   (UNAUDITED)



                                                                        May 24, 2000     May 24, 2000
                                                        Six months    (Date of Incor-  (Date of Incor-
                                                          ended         poration) to    poration) to
                                                       September 30,    September 30,   September 30,
                                                             2001           2000           2001
                                                       ----------------  -------------  -------------
Cash Flows from Operating Activities
   Net loss for the period                                  $ (34,854)         $ (62)       $ (42,155)

   Changes in non-cash working capital balances
    related to operations
     Share subscription receivable                             19,500              -                -
     Accounts payable                                          11,612              -           13,809
     Prepaid expenses                                               -              -                -
     Loan payable                                               9,500              -            9,500
                                                       ----------------  -------------  -------------

                                                                5,758            (62)         (18,846)
                                                       ----------------  -------------  -------------

Cash Flows from Financing Activity
   Capital stock subscribed                                         -              -           25,000
                                                       ----------------  -------------  -------------

Increase (decrease)  in cash during the period                  5,758            (62)           6,154

Cash, beginning of the period                                     396              -                -
                                                       ----------------  -------------  -------------

Cash (deficiency), end of the period                        $   6,154           $(62)         $ 6,154
                                                       ================  ==============  ============


                              SEE ACCOMPANYING NOTES



                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
     for the period May 24, 2000 (Date of Incorporation) to September 30, 2001
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                             Deficit
                                                                            Accumulated
                            Common Shares                   Additional       During the
                                                             Paid-in        Exploration
                                 #          Par Value        Capital           Stage            Total
                           -------------  -------------    ------------   --------------    ----------
Capital stock subscribed
 pursuant to an offering
 memorandum, for cash
 at $0.025                    1,000,000     $   1,000         $ 24,000       $       -      $   25,000

Net loss for the period               -             -                -          (7,301)        (7,301)
                           -------------  -------------    ------------   --------------    ----------

Balance, as at
   March 31, 2001             1,000,000     $   1,000         $ 24,000       $  (7,301)      $  7,699

Net loss for the period               -             -                -         (34,854)       (34,854)
                           -------------  -------------    ------------   --------------    ----------

Balance, as at
   September 30, 2001         1,000,000     $   1,000         $ 24,000       $ (42,155)      $(17,155)


                              SEE ACCOMPANYING NOTES


                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001
                             (Stated in US Dollars)
                                   (UNAUDITED)

Note 1        INTERIM REPORTING

              While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's March 31, 2001 annual financial statements.

Note 2        COMMITMENTS

              Mining Lease

              By a lease letter agreement effective April 11, 2001 the company was granted the exclusive right to explore, develop and mine the Medicine Project resource property located in Elko County of the State of Nevada for a 3% net smelter return production royalty. This amount will be reduced by any amounts paid under the following minimum advance royalty payments:

             -        $5,000 upon execution (paid April 11, 2001);
             -        $7,500 on April 11, 2002;
             -        $10,000 on April 11, 2003
             -        $20,000 on April 11, 2004
             -        $50,000 on April 11, 2005 and every April 11 thereafter

              The company is also required to pay all federal and state mining claim maintenance fees for any year in which this agreement is maintained in good standing after June 1. The company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the company's activities on the property.

              The term of the lease is for 20 years, with automatic extensions so long as the conditions of the lease are met.

              Initial Public Offering

              The company has filed a SB-2 registration statement, which includes an initial public offering of 1,500,000 common shares at $0.05 per share. This offering is subject to regulatory approval.

Note 3        LOAN PAYABLE

              The loan payable is due to the director of the company. The amount is unsecured, non-interest bearing and is repayable from the proceeds of a SB-2 funding (Note 2).