Form 10QSB
period 2001-12-31
PRELUDE VENTURES INC
filed 2002-07-31
CIK 1138593

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                             Quarterly Report Under
                      the Securities Exchange Act of 1934


                      For Quarter Ended: December 31, 2001

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

                                             PRELUDE VENTURES, INC.

Dated: July 30, 2002                         /s/ William Iverson
                                             William Iverson
                                             President

                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                      December 31, 2001 and March 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------





                           ASSETS
                          -------
                                                 December 31,   March 31,
                                                     2001          2001
                                                   -----------  ----------
Current
Cash                                               $    2,383   $     396
Share subscription receivable                               -      19,500
                                                   -----------  ----------

                                                   $    2,383   $  19,896
                                                   ===========  ==========
                         LIABILITIES
                         -----------

Current
Accounts payable                                   $   13,828   $   2,197
Loan payable - Note 3                                   9,500           -
                                                   -----------  ----------

                                                       23,328       2,197
                                                   -----------  ----------

             STOCKHOLDERS' EQUITY (DEFICIENCY)
              --------------------------------
Preferred stock, $0.001 par value
5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
45,000,000 shares authorized
1,000,000 shares outstanding                           25,000      25,000
Deficit accumulated during the exploration stage    (  45,945)   (  7,301)
                                                   -----------  ----------

                                                    (  20,945)     17,699
                                                   -----------  ----------

                                                   $    2,383   $  19,896
                                                   ===========  ==========

                              SEE ACOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
             for the three and nine months ended December 31, 2001,
 the three months ended December 31, 2000, May 24, 2000 (Date of Incorporation)
                              to December 31, 2000
  and for the period May 24, 2000 (Date of Incorporation) to December 31, 2001
                             (Stated in US Dollars)
                                  (Unaudited)
                                    ---------

                                                                        Nine months
                                                                            ended        May 24, 2000 (Date of
                                         Three months ended December 31, December 31, Incorporation) to December 31,
                                                  2001         2000         2001         2000         2001
                                               -----------  -----------  -----------  -----------  -----------
Expenses
 Accounting and audit fees                     $    1,017   $        -   $    2,824   $        -   $    4,324
 Bank charges                                          21           24          191           86          295
 Filing                                             2,533            -        2,533            -        2,533
 Legal fees                                            19          697       22,381          697       23,078
 Management fees                                        -        3,500        1,500        3,500        6,500
 Office and miscellaneous                             200            -          200            -          200
 Resource property development                          -            -        7,580            -        7,580
 Transfer agent fees                                    -            -        1,435            -        1,435
                                               -----------  -----------  -----------  -----------  -----------

Net loss for the period                        $   (3,790)  $   (4,221)  $  (38,644)  $   (4,283)  $  (45,945)
                                               ===========  ===========  ===========  ===========  ===========
Loss per share                                 $    (0.00)  $    (0.00)  $    (0.04)  $    (0.00)
                                               ===========  ===========  ===========  ===========

Weighted average number of shares outstanding   1,000,000    1,000,000    1,000,000    1,000,000
                                               ===========  ===========  ===========  ===========

                              SEE ACOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
             for the three and nine months ended December 31, 2001,
     and the three months ended December 31, 2000 and May 24, 2000 (Date of
                      Incorporation) to December 31, 2000
  and for the period May 24, 2000 (Date of Incorporation) to December 31, 2001
                             (Stated in US Dollars)
                                  (Unaudited)
                                    ---------

                                                                        Nine months
                                                                            ended        May 24, 2000 (Date of
                                         Three months ended December 31, December 31, Incorporation) to December 31,
                                                  2001         2000         2001         2000         2001
                                               -----------  -----------  -----------  -----------  -----------
Cash Flows from Operating Activities
Net loss for the period                        $  (3,790)  $  (4,221)  $  (38,644)  $  (4,283)    $ (45,945)

Changes in non-cash working capital balances
 related to operations
Share subscription receivable                          -           -       19,500           -             -
Accounts payable                                      19           -       11,631           -        13,828
Loan payable                                           -           -        9,500           -         9,500
                                               -----------  -----------  -----------  -----------  -----------

                                                  (3,771)     (4,221)       1,987      (4,283)      (22,617)
                                               -----------  -----------  -----------  -----------  -----------

Cash Flows from Financing Activity
Capital stock subscribed                               -       5,500            -       5,500        25,000
                                               -----------  -----------  -----------  -----------  -----------

Increase (decrease) in cash during the period     (3,771)      1,279        1,987       1,217         2,383

Cash (deficiency), beginning of the period         6,154         (62)         396           -             -
                                               -----------  -----------  -----------  -----------  -----------

Cash, end of the period                        $   2,383     $ 1,217     $  2,383     $ 1,217      $  2,383
                                               ===========   ==========  ===========  ===========  ===========

                              SEE ACOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    for the period May 24, 2000 (Date of Incorporation) to December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                       Deficit
                                                                      Accumulated
                                                         Additional    During the
                                       Common Shares       Paid-in    Exploration
                                     Number    Par Value   Capital      Stage        Total
                                    ---------  ----------  --------  -----------  -----------
Capital stock subscribed
 pursuant to an offering
 memorandum, for cash  - at $0.025  1,000,000  $    1,000  $ 24,000  $        -   $   25,000

Net loss for the period                     -           -         -      (7,301)      (7,301)
                                    ---------  ----------  --------  -----------  -----------


Balance, as at March 31, 2001       1,000,000  $    1,000  $ 24,000  $   (7,301)  $   17,699

Net loss for the period                     -           -         -     (38,644)     (38,644)
                                    ---------  ----------  --------  -----------  -----------


Balance, as at December 31, 2001    1,000,000  $    1,000  $ 24,000  $  (45,945)  $  (20,945)
                                    =========  ==========  ========  ===========  ===========

                              SEE ACOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1     Interim Reporting
           -----------------

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's March 31, 2001 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company's March 31, 2001 annual financial statements.

Note 2     Commitments
           -----------

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

Note 3     Loan Payable
           ------------

The loan payable is due to the director of the Company. The amount is unsecured, non-interest bearing and is repayable from the proceeds of a SB-2 funding (Note 2).