Form 10KSB
period 2002-03-31
PRELUDE VENTURES INC
filed 2002-07-31
CIK 1138593

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

                              Annual Report Under
                      the Securities Exchange Act of 1934

                         For Year Ended: March 31, 2002

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

                                     V6K 2W6
                                      -----
                                   (Zip Code)

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

                                             PRELUDE VENTURES, INC.

Dated: July 30, 2002                         /s/ William Iverson
                                             William Iverson
                                             President

TERRY AMISANO LTD.                                          AMISANO  HANSON
KEVIN  HANSON,  C.A.                                 CHARTERED  ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Prelude Ventures, Inc.

We have audited the accompanying balance sheets of Prelude Ventures, Inc. (A Pre-exploration Stage Company) as of March 31, 2002 and 2001 and the statements of operations, stockholders' equity and cash flows for the year ended March 31, 2002 and for the period May 24, 2000 (Date of Incorporation) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Prelude Ventures, Inc. as at March 31, 2002 and 2001 and the results of its operations and its cash flows for the year ended March 31, 2002 and for the period from May 24, 2000 (Date of Incorporation) to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                   "AMISANO HANSON"
May 31, 2002                                         Chartered Accountants


750 WEST PENDER STREET, SUITE 604                  TELEPHONE:  604-689-0188
VANCOUVER CANADA                                   FACSIMILE:  604-689-9773
V6C 2T7                                            E-MAIL:  amishan@telus

                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                             March 31, 2002 and 2001
                             (Stated in US Dollars)
                              --------------------

                             ASSETS
                             ------
                                                      2002         2001
                                                   -----------  ----------
Current
Cash                                               $    7,495   $     396
Stock subscription receivable                               -      19,500
                                                   -----------  ----------

                                                   $    7,495   $  19,896
                                                   -----------  ----------

                            LIABILITIES
                           ------------
Current
Accounts payable                                   $    9,205   $   2,197
                                                   -----------  ----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------
Preferred stock, $0.001 par value
5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
45,000,000 shares authorized
1,000,000 (2001:  1,000,000) shares outstanding         1,000       1,000
Paid-in capital                                        24,000      24,000
Stock subscriptions received - Note 5                  31,000           -
Deficit accumulated during the exploration stage      (57,710)     (7,301)
                                                   -----------  ----------
                                                       (1,710)     17,699
                                                   -----------  ----------

                                                   $    7,495   $  19,896
                                                   ===========  ==========
Nature and Continuance of Operations - Note 1
Commitments - Note 5
Subsequent Event - Note 5

                             SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                        for the year ended March 31, 2002
  and for the periods May 24, 2000 (Date of Incorporation) to March 31, 2002 and
                                      2001
                             (Stated in US Dollars)
                              --------------------

                                                        May 24, 2000     May 24, 2000
                                                          (Date of     (Date of incorp-
                                             Year ended Incorporation),   oration),
                                               March 31, to March 31     to March 31
                                                  2002       2001           2002
                                               ----------  --------        -------
Expenses
Accounting and audit fees                      $    4,991  $  1,500        $ 6,491
Bank charges                                          225       104            329
Filing fees                                         7,160         -          7,160
Legal fees                                         22,381       697         23,078
Management fees                                     4,500     5,000          9,500
Office and miscellaneous                              607         -            607
Resource property costs                             9,080         -          9,080
Transfer agent fees                                 1,465         -          1,465
                                               ----------  --------        -------

Net loss for the period                        $   50,409  $  7,301        $57,710
                                               ==========  ========       ========
Basic loss per share                           $     0.05  $   0.01
                                               ==========  ========
Weighted average number of shares outstanding   1,000,000   549,839
                                               ==========  ========

                             SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                        for the year ended March 31, 2002
  and for the periods May 24, 2000 (Date of Incorporation) to March 31, 2002 and
                                      2001
                              (Stated in US Dollars)
                               --------------------



                                                              May 24, 2000     May 24, 2000
                                                                 (Date of     (Date of
                                                  Year ended   Incorporation)  Incorporation)
                                                    March 31,   to March 31,   to March 31,
                                                      2002         2001        2002
                                                   -----------  -----------  -----------
Cash Flows from Operating Activities
 Net loss for the period                           $  (50,409)  $   (7,301)  $  (57,710)

Changes in non-cash working capital item:
 Accounts payable                                       7,008        2,197        9,205
                                                   -----------  -----------  -----------
                                                      (43,401)      (5,104)     (48,505)
                                                   -----------  -----------  -----------
Cash Flows from Financing Activities
 Shares issued for cash                                     -       25,000       25,000
 Subscriptions receivable                                   -      (19,500)     (19,500)
 Stock subscriptions received                          50,500            -       50,500
                                                   -----------  -----------  -----------

                                                       50,500       15,500       56,000
                                                   -----------  -----------  -----------
Increase in cash during the period                      7,099          396        7,495

Cash, beginning of the period                             396            -            -
                                                   -----------  -----------  -----------

Cash, end of the period                            $    7,495   $      396   $    7,495
                                                   ===========  ===========  ===========
Supplementary disclosure of cash flow information
 Cash paid for:
  Interest                                          $        -   $        -   $        -
                                                   ===========  ===========  ===========

  Income taxes                                      $        -   $        -   $        -
                                                   ===========  ===========  ===========

                             SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      for the period May 24, 2000 (Date of Incorporation) to March 31, 2002
                              (Stated in US Dollars)
                               --------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                         Additional                 During the
                                      Common Shares       Paid-in      Share        Exploration
                                    Number    Par Value   Capital   Subscriptions      Stage        Total
                                   ---------  ----------  --------  --------------  -----------  -----------
Capital stock subscribed for cash
 - at $0.025                       1,000,000  $    1,000  $ 24,000  $            -  $        -   $   25,000

Net loss for the period                    -           -         -               -      (7,301)      (7,301)
                                   ---------  ----------  --------  --------------  -----------  -----------

Balance, as at March 31, 2001      1,000,000       1,000    24,000               -      (7,301)      17,699

Stock subscriptions received               -           -         -          31,000           -       31,000

Net loss for the year                      -           -         -               -     (50,409)     (50,409)
                                   ---------  ----------  --------  --------------  -----------  -----------

Balance, as at March 31, 2002      1,000,000  $    1,000  $ 24,000  $       31,000  $  (57,710)  $   (1,710)
                                   =========  ==========  ========  ===============  ==========  ===========

                             SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                             (Stated in US Dollars)
                              --------------------


Note 1     Nature and Continuance of Operations
           ------------------------------------

The Company is in the pre-exploration stage. The Company has entered into a lease agreement to explore and mine a property located in the state of Nevada, United States of America and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $57,710 since inception and at March 31, 2002 has a working capital deficiency of $1,710. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company was incorporated in Nevada on May 24, 2000.

Note 2     Summary of Significant Accounting Policies
           ------------------------------------------

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Pre-exploration  Stage  Company
-------------------------------
The Company complies with Financial Accounting Standard Board Statement No. 7 and the Securities and Exchange Commission's Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

Note 2     Summary of Significant Accounting Policies - (cont'd)
           ------------------------------------------

Mineral Lease
-------------
Costs of lease, acquisition, exploration carrying and retaining unproven mineral lease properties are expenses as incurred.


Environmental Costs
-------------------
Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Income Taxes
------------
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

Basic Loss Per Share
--------------------
The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash, share subscriptions receivable and accounts payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards
------------------------
Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements

Note 3     Deferred Tax Assets
           -------------------

The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after March 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The following table summarizes the significant components of the Company's deferred tax assets:

                                                  Total
                                                --------
Deferred Tax Assets
Non-capital loss carryforward                   $  8,657
                                                --------
Gross deferred tax assets                       $  8,657
Valuation allowance for deferred tax asset        (8,657)
                                                --------
                                                $     -


The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 4     Income Taxes
           ------------

No provision for income taxes has been provided in these financial statements due to the net loss. At March 31, 2002 the Company has net operating loss carryforwards, which expire commencing in 2022, totalling approximately $57,710, the benefit of which has not been recorded in the financial statements.

Note 5     Commitments
           -----------

a)     Mining Lease

By a lease letter agreement effective March 9, 2001 and amended March 4, 2002, the Company was granted the exclusive right to explore, develop and mine the Medicine Project property located in Elko County of the State of Nevada. The term of the lease is for 20 years, with automatic extensions so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

Minimum  Advance  Royalty  Payments:

The owner shall be paid a royalty of 3% of the net smelter returns from a production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

-     $5,000 upon execution (paid);
-     $1,500 on March 9, 2002 (paid);
-     $6,000 on September 9, 2002;
-     $10,000 on March 9, 2003
-     $20,000 on March 9, 2004
-     $50,000 on March 9, 2005 and every March 9 thereafter

The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

Performance  Commitment:

In the event that the Company terminates the lease after June 1 of any year, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work in the property as required by federal state and local law for disturbances resulting from the Company's activities on the property.


B)     INITIAL PUBLIC OFFERING

The Company has filed a SB-2 registration statement, which includes an initial public offering of 1,500,000 common shares at $0.05 per share. At March 31, 2002, the Company had received $31,000 in stock subscriptions and an additional $41,000 was received subsequent to March 31, 2002.