Form 10QSB
period 2002-06-30
PRELUDE VENTURES INC
filed 2002-08-15
CIK 1138593

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2002

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

                                     V6K 2W6
                                     -------
                                   (Zip Code)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2002 was 1,000,000 common shares.

                       PART ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended June 30, 2001 are attached hereto.

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

     Under the terms of the lease, Prelude must pay a three percent annual production royalty and must pay an annual minimum royalty as follows:

                 Anniversary Date

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

Results of Operations

From Inception on May 24, 2000

     We just recently acquired our first interest in lode mining claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $5,000 for a mining lease. As of June 30, 2002 we have experienced operating losses of $64,901.

Plan of Operations

     Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 24, 2000 to June 30, 2001 was $5,500 as a result of proceeds received from our president and sole director. On April 11, 2001 we received additional cash financing of $19,500 as a result of proceeds received from our president and sole director. Our business activities to date have been restricted to obtaining a mining engineer's report and preparing this offering.

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

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. Iverson has paid $25,000 in cash in exchange for 1,000,000 shares of common stock. We have also issued 1,500,000 shares of stock pursuant to our Form SB-2 registration statement. This money has been utilized for organizational and start-up costs and as operating capital. As of June 30, 2002 we had sustained operating losses of $64,901.

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


                          PRELUDE VENTURES, INC.

Dated: August 14, 2002              /s/ William Iverson
                                    William Iverson
                                    President

                               PRELUDE VENTURES, INC.
                         (A Pre-exploration Stage Company)
                               INTERIM BALANCE SHEET
                          June 30, 2002 and March 31, 2002
                               (Stated in US Dollars)
                                    (Unaudited)
                                     ---------


                                 ASSETS                                     June 30,  March 31,
                                 ------
                                                                              2002      2002
                                                                              ----      ----
Current
   Cash .................................................................   $36,275   $ 7,495
   Prepaid expenses .....................................................     2,000      --
                                                                              -----     -----

                                                                            $38,275   $ 7,495
                                                                            =======   =======


                             LIABILITIES
                             -----------
Current
   Accounts payable .....................................................   $ 6,868   $ 9,205
                                                                            -------   -------


                  STOCKHOLDERS' EQUITY (DEFICIENCY)
                  ---------------------------------
Preferred stock, $0.001 par value
      5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
     45,000,000 shares authorized
      1,000,000 (2001: 1,000,000) shares outstanding ....................     1,000     1,000
Paid-in capital .........................................................    24,000    24,000
Stock subscriptions .....................................................    72,000    31,000
Less: stock subscriptions receivable ....................................      (692)     --
Deficit accumulated during the pre-exploration stage ....................   (64,901)  (57,710)
                                                                            -------   -------

                                                                             31,407    (1,710)
                                                                             ------    ------

                                                                            $38,275   $ 7,495
                                                                            =======   =======



























                                       SEE ACCOMPANYING NOTES

                                 PRELUDE VENTURES, INC.
                           (A Pre-exploration Stage Company)
                            INTERIM STATEMENT OF OPERATIONS
                   for the three months ended June 30, 2002 and 2001,
        and for the period May 4, 2001 (Date of Incorporation) to June 30, 2002
                                 (Stated in US Dollars)
                                      (Unaudited)
                                       ---------


                                                                                            May 4, 2001
                                                       Three months        Three months      (Date of
                                                          ended               ended      Incorporation) to
                                                         June 30,            June 30,         June 30,
                                                          2002                2001             2002
                                                          ----                ----             ----
Expenses
   Accounting and audit fees ................        $     1,000         $     1,000         $  7,491
   Bank charges .............................                 95                  95              424
   Filing fees ..............................                 25                --              7,185
   Legal fees ...............................               --                  --             23,078
   Management fees ..........................              3,000               1,500           12,500
   Office and miscellaneous .................                 53                --                660
   Resource property costs ..................              2,608               5,000           11,688
   Transfer agent fees ......................                410               1,435            1,875

Net loss for the period .....................        $    (7,191)        $    (9,030)        $(64,901)

Loss per share ..............................        $     (0.01)        $     (0.01)

Weighted average number of shares outstanding          1,000,000           1,000,000









































                                       SEE ACCOMPANYING NOTES

                                 PRELUDE VENTURES, INC.
                           (A Pre-exploration Stage Company)
                            INTERIM STATEMENT OF CASH FLOWS for the
                   three months ended June 30, 2002 and 2001,
        and for the period May 4, 2001 (Date of Incorporation) to June 30, 2002
                                 (Stated in US Dollars)
                                      (Unaudited)
                                       ---------


                                                                                                        May 4, 2001
                                                                     Three months      Three months      (Date of
                                                                         ended            ended      Incorporation) to
                                                                        June 30,         June 30,        June 30,
                                                                          2002             2001            2002
                                                                          ----             ----            ----
Cash Flows from Operating Activities
   Net loss for the period ....................................        $ (7,191)        $ (9,030)        $(64,901)

   Change in non-cash working capital balance
    related to operations
     Accounts payable .........................................          (2,337)            --              6,868
     Prepaid expenses .........................................          (2,000)         (10,000)          (2,000)

                                                                        (11,528)             470          (60,033)

Cash Flows from Financing Activities
   Shares issued for cash .....................................            --               --             25,000
   Stock subscriptions received ...............................          40,308             --             71,308

                                                                         40,308             --             96,308

Increase in cash during the period ............................          28,780              470           36,275

Cash, beginning of the period .................................           7,495              396             --

Cash, end of the period .......................................        $ 36,275         $    866         $ 36,275

Supplemental disclosure of cash flow information Cash paid for:
     Interest .................................................        $   --           $   --           $   --

     Income taxes .............................................        $   --           $   --           $   --





























                                       SEE ACCOMPANYING NOTES

                                PRELUDE VENTURES, INC.
                          (A Pre-exploration Stage Company)
                      INTERIM STATEMENT OF STOCKHOLDERS' EQUITY for
         the period May 24, 2000 (Date of Incorporation) to June 30, 2002
                                (Stated in US Dollars)
                                     (Unaudited)
                                      ---------

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                             Additional                   During the
                                                      Common Shares           Paid-in        Stock        Exploration
                                                  Number       Par Value      Capital    Subscriptions       Stage            Total
                                                  ------       ---------      -------    -------------       -----            -----
Capital stock subscribed for cash
                                 - at $0.025    1,000,000      $1,000        $24,000        $  --          $   --          $ 25,000

Net loss for the period ....................         --          --             --             --            (7,301)         (7,301)

Balance, as at March 31, 2001 ..............    1,000,000       1,000         24,000           --            (7,301)         17,699
                     --- ----                   ---------       -----         ------         ------          ------          ------

Stock subscriptions received ...............         --          --             --           31,000            --            31,000

Net loss for the year ......................         --          --             --             --           (50,409)        (50,409)
                                                ---------       -----         -----          ------          ------          ------
Balance, as at March 31, 2002 ..............    1,000,000       1,000         24,000         31,000         (57,710)         (1,710)

Srock subscriptions received ...............         --          --             --           41,000            --            41,000

Net loss for the period ....................         --          --             --             --            (7,191)         (7,191)
                                                ---------       -----         ------         ------          ------          ------
Balance, as at June 30, 2002 ...............    1,000,000      $1,000        $24,000        $72,000        $(64,901)       $ 32,099
                                                =========      ======        =======        =======        ========        ========





































                                       SEE ACCOMPANYING NOTES

                                PRELUDE VENTURES, INC.
                          (A Pre-exploration Stage Company)
                      NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           June 30, 2002 and March 31, 2002
                                (Stated in US Dollars)
                                     (Unaudited)
                                      ---------


Note 1        Interim Reporting

              While information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's March 31, 2002 financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2002, the Company has accumulated losses of $64,901 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitments

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

              -----------

              a)  Mining Lease - (cont'd)

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

              b)  Initial Public Offering

                  The Company has filed a SB-2 registration statement, which includes an initial public offering of 1,500,000 common shares at $0.05 per share. At June 30, 2002, the Company had received $72,000 in stock subscriptions and an additional $3,000 was received subsequent to June 30, 2002.