Form 10QSB
period 2002-09-30
PRELUDE VENTURES INC
filed 2002-11-15
CIK 1138593

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: September 30, 2002

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

     The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2002 was 2,500,000 common shares.



                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended September 30, 2002 are attached hereto.

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

OVERVIEW

History And Organization

         Prelude Ventures, Inc. (the "Company") was incorporated under the laws of the state of Nevada on May 24, 2000. We have not commenced business operations and we are considered a pre-exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 1,000,000 shares of common stock and conducting a public offering of 1,500,000 common shares for $75,000. We have no significant assets.

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

          By a lease letter agreement the lease was amended March 4, 2002. Under the terms of the lease, the Company was granted the exclusive right to explore, develop and mine the Medicine Project property located in Elko County of the State of Nevada. The term of the lease is for 20 years, with automatic extensions so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows: Minimum Advance Royalty Payments: The owner shall be paid a royalty of 3% of the net smelter returns from a production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

-        $5,000 upon execution (paid);
-        $1,500 on March 9, 2002 (paid);
-        $6,000 on September 9, 2002 (paid);
-        $10,000 on March 9, 2003
-        $20,000 on March 9, 2004
-        $50,000 on March 9, 2005 and every March 9 thereafter

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

     We do not claim to have any minerals or reserves whatsoever at this time on any of our claims. We intend to implement a pre-exploration program and to proceed in the following two phases:

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


Employees

     Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Prelude will consider hiring technical consultants as funds from our public offering and additional offerings or revenues from operations in the future permit. At present, our only employee is William Iverson.

Mr. Iverson has been the President, Secretary-Treasurer and Director since our company's inception on May 24, 2000. Since November 1999, Mr. Iverson has also been employed by First Quantum Minerals Corporation of Vancouver, British Columbia where he performs corporate relations services, including the preparation of corporate profiles, brochures and advertisements. From November 1999 to February 2000 Mr. Iverson was also employed by Nevada Pacific Gold, Ltd. From January 1996 to August 1997, Mr. Iverson was employed by Treminco Resources, Ltd., a pre-exploration stage company, located in Vancouver, British Columbia, where he performed corporate development services. In this capacity he acted as a liaison between Tremninco and the financial community. From October 1997 to November 1998, Mr. Iverson was employed by Cee Bee Natural Gas, Ltd. From January of 1988 until December of 1995 Mr. Iverson was also employed as a stockbroker with Georgia Pacific Securities Corporation in Vancouver, British Columbia. Mr. Iverson will continue to serve in his present positions with Prelude until the next annual meeting of shareholders and devote approximately 15 hours per week of his time to the Prelude. Mr. Iverson has no formal training or experience with mineral exploration. Mr. Iverson completed two years of college in 1974 from the University of Alberta but he did not obtain a degree. In addition, he was formerly licensed as a stockbroker in Canada between 1995 and 1998. That license, however, was allowed to lapse by Mr. Iverson in 1998 because he was pursuing a career in corporate relations. Mr. Iversen's responsibilities with Prelude consist mainly of communicating with the appropriate governmental agencies to ensure the company claims are kept in good standing and coordinating the filing of this offering. In addition, Phase I of the company's business plan will be performed by subcontractors, the activities of which will be managed by Mr. Iverson. It is anticipated that additional officers will be hired if Phase I of our business plan is successful to manage the company's day to day mineral exploration activities.

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

Limited Operating History; Need for Additional Capital

     There is no historical financial information about our company upon which to base an evaluation of our performance. We are a pre-exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services. To become profitable and competitive, we conduct research and exploration of our properties. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 24, 2000

     We just recently acquired our first interest in lode mining claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $5,000 for a mining lease. As of September 30, 2002 we have experienced operating losses of $76,468.

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

Liquidity and Capital Resources

         As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. Iverson has paid $25,000 in cash in exchange for 1,000,000 shares of common stock. We have also issued 1,500,000 shares of stock pursuant to our Form SB-2 registration statement. This money has been utilized for organizational and start-up costs and as operating capital. As of September 30, 2002 we had sustained operating losses of $76,468.

ITEM 3 CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


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

     (a) Exhibits - 99.1

     (b)  Reports  on Form 8-K - NONE


                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PRELUDE VENTURES, INC.

     Dated: November 15, 2002 /s/ William Iverson
                                William Iverson President

                                 CERTIFICATIONS*


I, William Iverson, certify that;

     1. I have reviewed this quarterly report on Form10-QSB of Prelude Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

/s/ William Iverson
William Iverson, Chief Executive Officer

Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, William Iverson, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Navigator Ventures, Inc. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Prelude Ventures, Inc.

By:
/s/William Iverson
William Iverson
Chief Executive Officer &
Chief Financial Officer
Date: November 15, 2002




                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      September 30, 2002 and March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                   ASSETS                     September 30,         March 31,
                                                   ------
                                                                                   2002               2002
                                                                                   ----               ----
Current
   Cash                                                                      $       29,594      $        7,495
   Prepaid expenses                                                                     700                   -

                                                                             $       30,294      $        7,495


                                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                                  $        2,762      $        9,205
   Loan payable - Note 3                                                              5,000                   -

                                                                                      7,762               9,205


                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
      5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
     45,000,000 shares authorized
      2,500,000 (March 31, 2002:  1,000,000) shares outstanding                       2,500               1,000
Paid-in capital                                                                      97,500              24,000
Stock subscriptions                                                                       -              31,000
Deficit accumulated during the pre-exploration stage                            (    77,468)        (    57,710)

                                                                                     22,532         (     1,710)

                                                                             $       30,294      $        7,495




                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                              INTERIM STATEMENTS OF
                  OPERATIONS for the three and six month period
                        ended September 30, 2002 and 2001
  and for the period May 24, 2000 (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                  May 24, 2000
                                                                                                                (Date of Incor-
                                                                                                                  poration) to
                         Three months ended September 30,             Six months ended September 30,            September 30,
                             2002                  2001                  2002                  2001                  2002
Expenses
   Accounting and    $           1,683      $             807    $           2,683      $           1,807    $           9,174
audit fees
   Bank charges                     27                     75                  122                    170                  451
   Filing fees                       -                      -                   25                      -                7,185
   Foreign                         692                      -                  692                      -                  692
exchange loss
   Legal fees                        -                 22,362                    -                 22,362               23,078
   Management fees               8,000                      -               11,000                  1,500               20,500
   Office and                        -                      -                   53                      -                  660
miscellaneous
   Resource                      1,000                  2,580                3,608                  7,580               12,688
property costs
   Transfer agent                1,165                      -                1,575                  1,435                3,040
fees

Net  loss  for  the  $          12,567      $          25,824    $          19,758      $          34,854    $          77,468
period

Loss per share       $          0.01        $          0.03      $          0.01       $           0.03

Weighted average             2,076,087              1,000,000            1,549,180              1,000,000
number of shares
outstanding




                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                    for the six month period ended September
                30, 2002 and 2001 and for the period May 24, 2000
                  (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                   May 24, 2000
                                                                                                  (Date of Incor-
                                                                                                   poration) to
                                                             Six months ended September 30,        September 30,
                                                                 2002               2001               2002
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (      19,758)   $ (      34,854)   $ (      77,468)

   Changes in non-cash working capital balances
    related to operations
     Share subscription receivable                                        -             19,500                  -
     Prepaid expenses                                         (         700)                 -      (         700)
     Accounts payable and accrued liabilities                 (       6,443)            11,612              2,762
     Loan payable                                                     5,000              9,500              5,000

                                                              (      21,901)             5,758      (      70,406)

Cash Flows from Financing Activity
   Shares issued for cash                                            44,000                  -            100,000

Increase in cash during the period                                   22,099              5,758             29,594

Cash, beginning of the period                                         7,495                396                  -

Cash, end of the period                                     $        29,594    $         6,154    $        29,594

Supplementary disclosure of cash flow information:
   Cash paid for:
     Interest                                               $             -    $             -    $             -

     Income taxes                                           $             -    $             -    $             -

Non-cash Transaction - Note 5



                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                              INTERIM STATEMENT OF
                STOCKHOLDERS' EQUITY for the period May 24, 2000
                  (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                                                                              Deficit
                                                                                            Accumulated
                                                     Additional                             During the
                        Common Shares                 Paid-in              Share          Pre-exploration
              ----------------------------------
              ----------------------------------
                   Number         Par Value           Capital          Subscriptions           Stage             Total

Capital
stock
subscribed           1,000,000 $          1,000 $         24,000     $              -   $              -    $        25,000
pursuant to
an offering
memorandum,
for cash at $0.025

Net loss for                 -                -                -                    -      (       7,301)      (      7,301)
the period

Balance,   as        1,000,000            1,000           24,000                    -      (       7,301)             17,699
at March  31,
2001
Stock                        - -                -                              31,000                  -              31,000
subscriptions
received

Net loss for                 -                -                -                    -      (      50,409)      (     50,409)
the year

Balance,             1,000,000            1,000           24,000               31,000      (      57,710)      (      1,710)
March 31,
2002
Stock                        -                -                -               44,000                  -              44,000
subscriptions
received
Shares
issued               1,500,000            1,500           73,500        (      75,000)                 -                   -
pursuant   to
an initial
public
offering at $0.05
Net  loss for                -                -                -                    -      (      19,758)      (     19,758)
the period

Balance, as          2,500,000 $          2,500 $         97,500     $              -   $  (      77,468)   $        22,532
at September
30, 2002


                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      September 30, 2002 and March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1        Interim Reporting

              While information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's March 31, 2002 financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $77,468 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Loan Payable

              The loan payable is unsecured, non-interest bearing and due on demand.

Note 4        Commitments

              a)  Mining Lease

                  By a lease letter agreement effective March 9, 2001 and amended March 4, 2002 and September 4, 2002, the Company was granted the exclusive right to explore, develop and mine the Medicine Project property located in Elko County of the State of Nevada. The term of the lease is for 20 years, with automatic extensions so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              -----------

                  Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 3% of the net smelter returns from a production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
- $5,000 upon execution (paid); - $1,500 on March 9, 2002 (paid); - $1,000 on
September 9, 2002 (paid); - $5,000 on February 9, 2003; - $10,000 on March 9,
2003 - $20,000 on March 9, 2004
-        $50,000 on March 9, 2005 and every March 9 thereafter

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

Note 5        Non-cash Transaction

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the period ended September 30, 2002, the Company issued 1,500,000 common shares at $0.05 per share for $75,000 pursuant to a public offering. $31,000 was recorded as stock subscriptions at March 31, 2002. This transaction has been excluded from the cash flows statement.