Form 10KSB
period 2002-12-31
PRELUDE VENTURES INC
filed 2003-04-11
CIK 1138593

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10K-SB

                               Annual Report Under

                       the Securities Exchange Act of 1934

                        For Year Ended: December 31, 2002

                        Commission File Number: 000-49950

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 2002 was 15,000,000 common shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The audited financial statements for the period ended December 31, 2002 are attached hereto.

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

         By a lease letter agreement effective March 9, 2001 and amended March 4, 2002 and September 4, 2002, the Company was granted the exclusive right to explore, develop and mine the Medicine Project property located in Elko County of the State of Nevada. The term of the lease was for 20 years, with automatic extensions so long as the conditions of the lease are met. The Company was required to pay minimum advance royalty payments totalling $97,500 on various dates to March 9, 2005 and then $50,000 every March 9 thereafter. The Company had paid a total of $7,500 in minimum advance royalty payments.

         Subsequent to December 31, 2002, management of the Company abandoned the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work in the property as required by federal state and local law for disturbances resulting from the Company's activities on the property.

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

Business Acquisition

         Pursuant to a memorandum of understanding dated December 11, 2002, and effective January 31, 2003, the Company agreed to acquire 100% of the issued and outstanding shares of Pascal Energy Inc. ("Pascal"), a Canadian corporation, by issuing 6,261,276 common shares of the Company on closing and a further 6,261,674 common shares subject to the Company paying a dividend of not less than $1,000,000 to its shareholders. Pascal Energy Inc.'s business is to provide servicing for the oil and gas industry. This agreement is subject to closing, which must be on or before April 1, 2003.


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

Results of Operations

From Inception on May 24, 2000

     We just recently acquired our first interest in lode mining claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $5,000 for a mining lease. As of December 31, 2002 we have experienced operating losses of $92,466.

Plan of Operations

     Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 24, 2000 to March 31, 2001 was $5,500 as a result of proceeds received from our president and sole director. On April 11, 2001 we received additional cash financing of $19,500 as a result of proceeds received from our president and sole director. Our total financing is $100,000 as a result of the investment by our president and our public offering. Our business activities to date have been restricted to obtaining a mining engineer's report and preparing this offering.

         Prelude's plan of operations for the next 12 months is to pursue a business acquisition. Pursuant to a memorandum of understanding dated December 11, 2002, and effective January 31, 2003, the Company agreed to acquire 100% of the issued and outstanding shares of Pascal Energy Inc. ("Pascal"), a Canadian corporation, by issuing 6,261,276 common shares of the Company on closing and a further 6,261,674 common shares subject to the Company paying a dividend of not less than $1,000,000 to its shareholders. Pascal Energy Inc's business is to provide servicing for the oil and gas industry. This agreement is subject to closing, which must be on or before April 1, 2003.


Liquidity and Capital Resources

         As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. Iverson has paid $25,000 in cash in exchange for 1,000,000 shares of common stock. We have also issued 1,500,000 shares of stock pursuant to our Form SB-2 registration statement. This money has been utilized for organizational and start-up costs and as operating capital. As of December 31, 2002 we had sustained operating losses of $92,466.

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

                             PRELUDE VENTURES, INC.

Dated: April 10, 2003                                      /s/ William Iverson
                                                           William Iverson
                                                           President

                                 CERTIFICATIONS*


I, William Iverson, certify that;

1. I have reviewed this annual report on Form10-QSB of Prelude Ventures, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ William Iverson
William Iverson, Chief Executive Officer

Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, William Iverson, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10K-SB of Prelude Ventures, Inc. for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Prelude Ventures, Inc.

By:
/s/William Iverson
William Iverson
Chief Executive Officer &
Chief Financial Officer
Date: April 10, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Prelude Ventures, Inc.

We have audited the accompanying balance sheet of Prelude Ventures, Inc. (A Pre-exploration Stage Company) as of December 31, 2002 and the statement of operations, stockholders' equity and cash flows for the nine month period ended December 31, 2002 and for the period ended May 24, 2000 (Date of Incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Prelude Ventures, Inc. as at December 31, 2002 and the results of its operations and its cash flows for the nine month period ended December 31, 2002 and for the period ended May 24, 2000 (Date of Incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                          "AMISANO HANSON"
March 14, 2003                                           Chartered Accountants



                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                                December 31, 2002
                             (Stated in US Dollars)


                                                                                (Audited)          (Unaudited)
                                                                               December 31,       December 31,
                                                    ASSETS                         2002               2001
                                                    ------                         ----               ----
Current
   Cash                                                                      $        24,397     $         2,383
   Prepaid expenses                                                                      400                   -

                                                                             $        24,797     $         2,383


                                                   LIABILITIES
Current
   Accounts payable                                                          $         7,263     $        13,828
   Loans payable - Note 3                                                             10,000               9,500

                                                                                      17,263              23,328


                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 4
    100,000,000 shares authorized
     15,000,000 (2001:  6,000,000) shares outstanding                                 15,000               6,000
Additional paid-in capital                                                            85,000              19,000

Deficit accumulated during the pre-exploration stage                            (     92,466)       (     45,945)

                                                                                       7,534        (     20,945)

                                                                             $        24,797     $         2,383

Nature and Continuance of Operations - Note 1
Commitments - Note 7
Subsequent Event - Note 7



                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                     for the nine months ended December 31,
               2002 and 2001 and for the period May 24, 2000 (Date
                     of Incorporation) to December 31, 2002
                             (Stated in US Dollars)


                                                                                                         (Audited)
                                                                                                        May 24, 2000
                                                                                                      (Date of Incor-
                                                               (Audited)           (Unaudited)          poration) to
                                                               Nine months ended December 31,           December 31,
                                                                  2002                 2001                 2002
                                                                  ----                 ----                 ----
Expenses
   Accounting and audit fees                              $           11,164   $            2,824   $           17,655
   Bank charges                                                          144                  191                  473
   Filing fees                                                            25                2,533                7,185
   Foreign exchange loss                                                 692                    -                  692
   Legal fees                                                          3,780               22,381               26,858
   Management fees                                                    13,000                1,500               22,500
   Office and miscellaneous                                               53                  200                  660
   Resource property costs                                             3,608                7,580               12,688
   Transfer agent fees                                                 2,290                1,435                3,755

Net loss for the period                                   $   (       34,756)  $   (       38,644)  $   (       92,466)

Loss per share                                            $   (       0.00)    $   (       0.01)

Weighted average number of shares outstanding                     11,208,791            6,000,000




                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                     for the nine months ended December 31,
               2002 and 2001 and for the period May 24, 2000 (Date
                     of Incorporation) to December 31, 2002
                             (Stated in US Dollars)


                                                                                                     (Audited)
                                                                                                   May 24, 2000
                                                              (Audited)         (Unaudited)       (Date of Incor-
                                                                    Nine months ended              poration) to
                                                                      December 31,                 December 31,
                                                                 2002               2001               2002
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                $   (      34,756) $   (      38,644) $   (      92,466)

   Changes in non-cash working capital balances
    related to operations
     Share subscription receivable                                        -             19,500                  -
     Prepaid expenses                                         (         400)                 -      (         400)
     Accounts payable and accrued liabilities                 (       1,942)            11,631              7,263
     Loans payable                                                   10,000              9,500             10,000

                                                              (      27,098)             1,987      (      75,603)

Cash Flows from Financing Activity
   Shares issued for cash                                            44,000                  -            100,000

Increase in cash during the period                                   16,902              1,987             24,397

Cash, beginning of the period                                         7,495                396                  -

Cash, end of the period                                   $          24,397  $           2,383  $          24,397

Supplementary disclosure of cash flow information:
   Cash paid for:
     Interest                                             $               -  $               -  $               -

     Income taxes                                         $               -  $               -  $               -


Non-cash Transaction - Note 8



                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                           STATEMENT OF STOCKHOLDERS'
                   EQUITY for the period May 24, 2000 (Date of
                       Incorporation) to December 31, 2002
                             (Stated in US Dollars)

                                                                                       Deficit
                                                                                       Accumulated
                                                          Additional                   During the
                           Common Shares                  Paid-in         Share        Pre-exploration
                           -------------------------------
                           -------------------------------
                           Number           Par Value     Capital         SubscriptionsStage               Total

Capital stock subscribed
pursuant to an offering
memorandum, for cash      6,000,000        $             $        19,000 $        -   $        -          $        25,000
at $0.004                                 6,000

Net loss for the period    -                -             -               -                     (                   (
                                                                                       7,301)              7,301)

Balance,  as at March  31, 6,000,000        6,000         19,000          -                     (          17,699
2001                                                                                   7,301)
Stock        subscriptions -                -             -               31,000       -                   31,000
received

Net loss for the year      -                -             -               -                     (                   (
                                                                                       50,409)             50,409)

Balance, March 31, 2002    6,000,000        6,000         19,000          31,000                (                   (
                                                                                       57,710)             1,710)
Stock        subscriptions -                -             -               44,000       -                   44,000
received
Shares issued  pursuant to
an initial                 9,000,000        9,000         66,000                   (   -                   -
public offering    at                                                    75,000)
$0.008
Net loss for the period    -                -             -               -                     (                   (
                                                                                       34,756)             34,756)

Balance,  as  at  December 15,000,000       $             $        85,000 $        -   $        (          $        7,534
31, 2002                                    15,000                                     92,466)


                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2002
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations

              During the period since incorporation to December 31, 2002 the Company was in the pre-exploration stage. The Company had entered into a lease agreement to explore and mine a property located in the state of Nevada, United States of America and had not yet determined whether this property contains reserves that were economically recoverable. Subsequent to December 31, 2002, the Company abandoned this lease. On December 11, 2002, the Company signed a memorandum of understanding (Note 7) which will, on closing, change the Company's business to serving the oil and gas industry.

              These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $92,466 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

              Mineral Lease

              Costs of lease, acquisition, exploration carrying and retaining unproven mineral lease properties are expensed as incurred.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Environmental Costs

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

              Income Taxes

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

              Fair Value of Financial Instruments

              The carrying value of cash, accounts payable and loans payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              New Accounting Standards

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements

Note 3        Loans Payable

              The loans payable are non-interest bearing, unsecured and have no specific terms for repayment.

Note 4        Common Stock

              On December 12, 2002 the shareholders of the Company approved a forward split of its common stock on a of 6 new for 1 old basis. The Company has reflected this forward split retroactively.

Note 5        Deferred Tax Assets

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

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                                    Total
             Deferred Tax Assets
             Non-capital loss carryforward                                                     $       13,870

             Gross deferred tax assets                                                         $       13,870
             Valuation allowance for deferred tax asset                                           (    13,870)

                                                                                               $            -


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2002 the Company has net operating loss carryforwards, which expire commencing in 2022, totalling approximately $92,466, the benefit of which has not been recorded in the financial statements.

Note 7        Commitments

              a)  Mining Lease

                  By a lease letter agreement effective March 9, 2001 and amended March 4, 2002 and September 4, 2002, the Company was granted the exclusive right to explore, develop and mine the Medicine Project property located in Elko County of the State of Nevada. The term of the lease was for 20 years, with automatic extensions so long as the conditions of the lease are met. The Company was required to pay minimum advance royalty payments totalling $97,500 on various dates to March 9, 2005 and then $50,000 every March 9 thereafter. The Company had paid a total of $7,500 in minimum advance royalty payments.

                  Subsequent to December 31, 2002, management of the Company abandoned the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work in the property as required by federal state and local law for disturbances resulting from the Company's activities on the property.

              b)  Business Acquisition

                  Pursuant to a memorandum of understanding dated December 11, 2002, and effective January 31, 2003, the Company agreed to acquire 100% of the issued and outstanding shares of Pascal Energy Inc. ("Pascal"), a Canadian corporation, by issuing 6,261,276 common shares of the Company on closing and a further 6,261,674 common shares subject to the Company paying a dividend of not less than $1,000,000 to its shareholders. Pascal Energy Inc's business is to provide servicing for the oil and gas industry. This agreement is subject to closing, which must be on or before April 1, 2003.

Note 8        Non-cash Transaction

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the nine month period ended December 31, 2002, the Company issued 1,500,000 common shares at $0.05 per share for $75,000 pursuant to a public offering. $31,000 was recorded as stock subscriptions at March 31, 2002. This transaction has been excluded from the cash flows statement.