Form 10QSB
period 2003-03-31
PRELUDE VENTURES INC
filed 2003-05-21
CIK 1138593

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2003

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

                             203-1010 Chilco Street
                          Vancouver, BC, Canada V6G 2R6

                                ----------------
                    (Address of principal executive offices)

                                      None

                            ------------------------
          (Former name or former address, if changed since last report)

                                     V6G 2R6
                                     -------
                                   (Zip Code)

                                 (604) 922 0029
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days: Yes__X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2003 was 15,000,000 common shares.

                       PART ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements for the three-month period ended March 31, 2003 are attached hereto.

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

OVERVIEW

History And Organization

Prelude Ventures, Inc. (the "Company") was incorporated under the laws of the state of Nevada on May 24, 2000. We have not commenced business operations and we are considered an exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part of. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 1,000,000 shares of common stock (pre-roll forward 6:1). We have no significant assets, and we are totally dependent upon the successful completion of this offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

Proposed Business

On April 1, 2003, Prelude Ventures, Inc. entered into a definitive agreement to acquire an aggregate of 10,000,000 shares of common stock, being all of the issued and outstanding shares of Pascal Energy Inc. from that company and its shareholders. Prelude has agreed to issue and or exchange following shares: with date of April 01, 2003, 5,000,000 common voting shares, restricted under rule 144 of the Sec. Act, and in such form as requested by the sellers; and at a later date, issue 5,000,000 common voting shares, restricted under rule 144 of the Sec. Act., and in such forma as requested by the sellers, subject to the Prelude paying not less than $1,000,000 accumulated dividend to its shareholders of record.

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

Results of Operations

From Inception on May 24, 2000

We Initially acquired our first interest in lode mining claims. These claims were abandoned during the three months ended March 31, 2003.

During the past quarter our operations focused upon the investigation and acquisition of Pascal Energy Inc.

Pascal Energy Inc. is involved in oilfield infrastructure services mainly in the Province of Alberta Canada.


Plan of Operations

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 24, 2000 to June 30, 2001 was $5,500 as a result of proceeds received from our president and sole director. On April 11, 2001 we received additional cash financing of $19,500 as a result of proceeds received from our then president and sole director.


Prelude's plan of operations for the next twelve months is to undertake development of Pascal Energy Inc. including acquisition of additional businesses and expansion of existing operations in Canada and the United States.

The Company recognizes a need for additional capital that will be sought through the sale of additional equity by way of Private Placement. Funds generated will be used to fund working capital requirements as well as expansion and acquisitions.



Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, the Company's founder paid $25,000 in cash in exchange for 1,000,000 shares of common stock. We have also issued 1,500,000 shares of stock pursuant to our Form SB-2 registration statement. This money was utilized for organizational and start-up costs and as operating capital. An additional 75,000 was raised through the issue of common shares last year. As of March 31, 2003 we had sustained cumulative operating losses of $118,922.

The quarter ended March 31,2003 saw an increase in activity which was due primarily to the investigation of the purchase of Pascal Energy Inc.

Management fees were $15,000 for the quarter and legal and accounting fees increased to $5,657 and $5,321 respectively from $nil and $2,167 in the 3 months ended March 31, 2002. These fees increased in connection with the acquisition purchase investigation that resulted in the signing of the agreement noted in the 8K dated April 15, 2003.

As at March 31, 2003 the Company had insufficient funds to continue operations. Funds have been provided by Directors and Shareholders which if not continued could result in the Company curtailing operations.

The company's cash resources amounted to $18,063 as at March 31, 2003

Should the Company be unsuccessful in its attempts to raise capital it may have to curtail operations.

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


     (a) Exhibits - NONE

     (b)  Reports  on Form 8-K

8K dated April 15 2003


                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRELUDE VENTURES, INC.

Dated: May 20, 2003 /s/ William Iverson
                   William Iverson President

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

Date: May 20, 2003

/s/ William Iverson
William Iverson
Chief Executive Officer

                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               (Unaudited)          (Audited)
                                                   ASSETS                       March 31,         December 31,
                                                   ------
                                                                                   2003               2002
                                                                                   ----               ----
Current
   Cash                                                                      $        18,063     $        24,397
   Prepaid expenses                                                                      100                 400

                                                                             $        18,163     $        24,797


                                                   LIABILITIES
Current
   Accounts payable                                                          $        13,085     $         7,263
   Loans payable                                                                      24,000              10,000

                                                                                      37,085              17,263


                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
     15,000,000 (December 31, 2002: 15,000,000) shares outstanding                    15,000              15,000
Paid-in capital                                                                       85,000              85,000
Deficit accumulated during the pre-exploration stage                            (    118,922)       (     92,466)

                                                                                (     18,922)              7,534

                                                                             $        18,163     $        24,797



                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                     for the three month period ended March
                31, 2003 and 2002 and for the period May 24, 2000
                    (Date of Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                         May 24, 2000
                                                                                                       (Date of Incor-
                                                                                                         poration) to
                                                                 Three months ended March 31,             March 31,
                                                                  2003                  2002                 2003
                                                                  ----                  ----                 ----
Expenses
   Accounting and audit fees                               $           5,321     $           2,167    $          22,976
   Bank charges                                                           56                    34                  529
   Filing fees                                                             -                 4,627                7,185
   Foreign exchange loss                                                   -                     -                  692
   Legal fees                                                          5,657                     -               32,515
   Management fees                                                    15,000                 3,000               37,500
   Office and miscellaneous                                              116                   407                  776
   Resource property costs                                                 -                 1,500               12,688
   Transfer agent fees                                                   306                    30                4,061

Net loss for the period                                    $  (       26,456)    $  (       11,765)   $         118,922

Basic loss per share                                       $  (       0.00)     $   (       0.01)

Weighted average number of shares outstanding                     15,000,000             1,000,000



                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the three month period ended March
                31, 2003 and 2002 and for the period May 24, 2000
                    (Date of Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                   May 24, 2000
                                                                                                  (Date of Incor-
                                                                                                   poration) to
                                                              Three months ended March 31,           March 31,
                                                                 2003               2002               2003
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (      26,456)   $ (      11,765)   $ (     118,922)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                                   300                  -      (         100)
     Accounts payable and accrued liabilities                         5,822      (       4,623)            13,085
     Loan payable                                                    14,000      (       9,500)            24,000

                                                              (       6,334)     (      25,888)     (      81,937)

Cash Flows from Financing Activity
   Share subscriptions received                                           -             31,000                  -
   Capital stock issued                                                   -                  -            100,000

Increase (decrease) in cash during the period                 (       6,334)             5,112             18,063

Cash, beginning of the period                                        24,397              2,383                  -

Cash, end of the period                                     $        18,063    $         7,495    $        18,063

Supplementary disclosure of cash flow information:
   Cash paid for:
     Interest                                               $             -    $             -    $             -

     Income taxes                                           $             -    $             -    $             -


                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                 EQUITY (DEFICIENCY) for the period May 24, 2000
                    (Date of Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                      Additional                            During the
                                         Common Shares                  Paid-in            Share          Pre-exploration
                               -----------------------------------
                               -----------------------------------
                                     Number          Par Value          Capital        Subscriptions           Stage          Total

Capital stock subscribed
pursuant to an offering
memorandum, for cash at $0.004      6,000,000    $        6,000 $         19,000    $              - $              -      $25,000

Net loss for the period                       -                   -              -                   -    (       7,301)    (7,301)

Balance, as at March 31, 2001         6,000,000               6,000         19,000                   -    (       7,301)    17,699
Stock subscriptions received                  -    -              -                             31,000                -     31,000
Net loss for the year                         -                   -              -                   -    (      50,409)   (50,409)

Balance, March 31, 2002               6,000,000               6,000         19,000              31,000    (      57,710)    (1,710)
Stock subscriptions received                  -                   -              -              44,000                -     44,000
Shares  issued  pursuant to an
initial                               9,000,000               9,000         66,000       (      75,000)               -
public offering   at $0.008
Net loss for the period                       -                   -              -                   -    (      34,756)   (34,756)

Balance, as at December 31,          15,000,000              15,000         85,000                   -    (      92,466)      7,534
2002
Net loss for the period                       -                   -              -                   -    (      26,456)   (26,456)

Balance, as at March 31, 2003        15,000,000    $       15,000 $         85,000    $              - $  (     118,922)  $(18,922)




                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1        Interim Reporting

              While information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2002 financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2003, the Company has a working capital deficiency of $18,922 and has accumulated losses of $118,922 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

              During the three months ended March 31, 2003, management of the Company abandoned the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work in the property as required by federal state and local law for disturbances resulting from the Company's activities on the property.

Note 4        Subsequent event

              Business Acquisition

              On April 1, 2003, the Company entered into a definitive agreement to acquire 100% of the issued and outstanding shares of Pascal Energy Inc., a Canadian corporation, by the issuance of 5,000,000 common shares, restricted under rule 144 of the Securities and Exchange Act, and at a later date, issue 5,000,000 shares common shares, restricted under rule 144 of the Securities and Exchange Act subject to the company paying not less than $1,000,000 accumulated dividends to its shareholders of record. Pascal Energy Inc.'s business is to provide servicing for the oil and gas industry.

Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William Iverson, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Prelude Ventures, Inc. for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Prelude Ventures, Inc..

By:/s/William Iverson
William Iverson
Chief Executive Officer &
Chief Financial Officer
Date: May 20, 2003