Form 10QSB
period 2003-06-30
PRELUDE VENTURES INC
filed 2003-08-19
CIK 1138593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended: June 30, 2003
                        Commission file number: 000-49950

                             PRELUDE VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                               98-0232018
     (State or other jurisdiction of      (IRS Employee Identification No.)
     incorporation or organization)

    234 - 5149 Country Hills Boulevard, Suite 208, Calgary, Alberta, T3A 5K8
                    (Address of principal executive offices)

                                 (403) 547-1575
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.001 par value                   15,000,000
                 (Class)                 (Outstanding as of August 11, 2003)

                                              PRELUDE VENTURES, INC.
                                                    FORM 10-QSB
                                                       INDEX

                                                                                                 Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets.........................................................................F-2

Condensed Statements of Operations...............................................................F-3

Condensed Statements of Cash Flows...............................................................F-4

Condensed Statements of Stockholders' Equity.....................................................F-5

Notes to Condensed Financial Information.........................................................F-6

Notes to Condensed Financial Information.........................................................F-7

Item 2   Management's Discussion and Analysis or Plan of Operation...............................3

Item 3   Controls and Procedures.................................................................9

Part II  OTHER INFORMATION

Item 5   Other Information.......................................................................10

Item 6   Exhibits and Reports on Form 8-K........................................................10

Signatures.......................................................................................10

Certifications...................................................................................11

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                             PRELUDE VENTURES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002

                             (Stated in US Dollars)

                                   (Unaudited)

                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                             (Unaudited)     (Audited)
                                                 ASSETS                        June 30,     December 31,
                                                 ------                          2003           2002
                                                                                 ----           ----
Current
   Cash                                                                       $  17,327      $  24,397
   Prepaid expenses                                                                  --            400
                                                                              ---------      ---------
                                                                              $  17,327      $  24,797
                                                                              =========      =========

                                               LIABILITIES
Current
   Accounts payable                                                           $  90,263      $   7,263
   Loans payable                                                                 32,442         10,000
                                                                              ---------      ---------
                                                                                122,705         17,263
                                                                              ---------      ---------

                                    STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
     15,000,000 (December 31, 2002: 15,000,000) shares outstanding               15,000         15,000
Paid-in capital                                                                  85,000         85,000
Deficit accumulated during the pre-exploration stage                           (205,378)       (92,466)
                                                                              ---------      ---------
                                                                               (105,378)         7,534
                                                                              ---------      ---------
                                                                              $  17,327      $  24,797
                                                                              =========      =========


                             SEE ACCOMPANYING NOTES

                                                PRELUDE VENTURES, INC.
                                           (A Pre-exploration Stage Company)
                                           INTERIM STATEMENTS OF OPERATIONS
                            for the three and six month period ended June 30, 2003 and 2002 and for the period May 24, 2000 (Date of Incorporation) to June 30, 2003
                                                (Stated in US Dollars)
                                                      (Unaudited)


                                                                                                         May 24, 2000
                                                                                                        (Date of Incor-
                                                                                                         poration) to
                                    Three months ended June 30          Six months ended June 30,          June 30,
                                      2003             2002              2003              2002              2003
                                      ----             ----              ----              ----              ----
Expenses
   Accounting and audit fees     $     20,709      $      1,000      $     26,029      $      3,167      $     43,684
   Bank charges                            19                95                75               129               548
   Filing fees                             --                25                --             4,652             7,185
   Foreign exchange loss                   --                --                --                --               692
   Legal fees                           4,159                --             9,816                --            36,674
   Management fees                     60,000             3,000            75,000             6,000            97,500
   Office and miscellaneous               115                53               231               460               891
   Resource property costs                 --             2,608                --             4,108            12,688
   Transfer agent fees                  1,455               410             1,761               440             5,516
                                 ------------      ------------      ------------      ------------      ------------

Net loss for the period          $     86,457      $      7,191      $    112,912      $     18,956      $    205,378
                                 ------------      ------------      ------------      ------------      ------------

Basic loss per share             $      (0.01)     $      (0.00)     $      (0.01)     $      (0.00)
                                 ------------      ------------      ------------      ------------

Weighted average number of
 shares outstanding                15,000,000         6,000,000        15,000,000         6,000,000
                                 ------------      ------------      ------------      ------------


                             SEE ACCOMPANYING NOTES

                                             PRELUDE VENTURES, INC.
                                        (A Pre-exploration Stage Company)
                                        INTERIM STATEMENTS OF CASH FLOWS
                         for the three and six month period ended June 30, 2003 and 2002 and for the period May 24, 2000 (Date of Incorporation) to June 30, 2003
                                             (Stated in US Dollars)
                                                   (Unaudited)


                                                                                                     May 24, 2000
                                                                                                    (Date of Incor-
                                                                                                     poration) to
                                                                   Six months ended June 30            June 30,
                                                                    2003               2002              2003
                                                                    ----               ----              ----
Cash Flows from Operating Activities
  Net loss for the period                                       $(112,912)        $ (18,956)         $(205,378)
  Changes in non-cash working capital balances
   related to operations
   Share subscription receivable                                     --                (692)              --
   Prepaid expenses                                                   400            (2,000)              --
   Accounts payable and accrued liabilities                        83,000            (6,960)            90,263

                                                                  (29,512)          (28,608)          (115,115)
                                                                ---------         ---------          ---------

Cash Flows from Financing Activities
  Shares issued for cash                                             --              72,000            100,000
  Loans payable                                                    22,442            (9,500)            32,442
                                                                ---------         ---------          ---------

                                                                   22,442            62,500            132,442
                                                                ---------         ---------          ---------

Increase (decrease) in cash during the period                      (7,070)           33,892             17,327

Cash, beginning of the period                                      24,397             2,383               --
                                                                ---------         ---------          ---------

Cash, end of the period                                         $  17,327         $  36,275          $  17,327
                                                                =========         =========          =========

Supplementary disclosure of cash flow information:
   Cash paid for:
     Interest                                                   $      --         $      --          $      --
                                                                =========         =========          =========

     Income taxes                                               $      --         $      --          $      --
                                                                =========         =========          =========


                             SEE ACCOMPANYING NOTES

                                                       PRELUDE VENTURES, INC.
                                                  (A Pre-exploration Stage Company)
                                       INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                for the period May 24, 2000 (Date of Incorporation) to June 30, 2003
                                                       (Stated in US Dollars)
                                                             (Unaudited)



                                                                                                         Deficit
                                                                        Additional                     Accumulated
                                                   Common Shares          Paid-in       Share          During the
                                             -----------------------                                 Pre-exploration
                                             Number        Par Value      Capital    Subscriptions         Stage           Total
                                             ------        ---------      -------    -------------         -----           -----
Capital stock subscribed
 pursuant to an offering
 memorandum, for cash - at $0.004           6,000,000     $    6,000     $   19,000     $     --        $     --        $   25,000
Net loss for the period                          --             --             --             --            (7,301)         (7,301)

                                           ----------     ----------     ----------     ------          ----------      ----------
Balance, as at March 31, 2001               6,000,000          6,000         19,000           --            (7,301)         17,699
Stock subscriptions received                     --             --             --           31,000            --            31,000
Net loss for the year                            --             --             --             --           (50,409)        (50,409)

                                           ----------     ----------     ----------     ------          ----------      ----------
Balance, March 31, 2002                     6,000,000          6,000         19,000         31,000         (57,710)         (1,710)
Stock subscriptions received                     --             --             --           44,000            --            44,000
Shares issued pursuant to an initial
 public offering      - at $0.008           9,000,000          9,000         66,000        (75,000)           --              --
Net loss for the period                          --             --             --             --           (34,756)        (34,756)

                                           ----------     ----------     ----------     ------          ----------      ----------
Balance, as at December 31, 2002           15,000,000         15,000         85,000           --           (92,466)          7,534
Net loss for the period                          --             --             --             --          (112,912)       (112,912)

                                           ----------     ----------     ----------     ------          ----------      ----------
Balance, as at June 30, 2003               15,000,000     $   15,000     $   85,000     $     --        $ (205,378)     $ (105,378)
                                           ==========     ==========     ==========     ======          ==========      ==========


                             SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1 Interim Reporting

          While information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2002 financial statements.

Note 2 Continuance of Operations

          The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At
          June 30, 2003, the Company has a working capital deficiency of $105,378 and has accumulated losses of $205,378 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

          During the six months ended June 30, 2003, management of the Company abandoned the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company's activities on the property.

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

          The Company has not completed its due diligence with respect to the acquisition of Pascal Energy Inc., and as a result, the transaction has not closed. Upon completion of due diligence, the closing of the transaction will be subject to the approval of the Board of Directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

Proposed Business

On April 1, 2003, Prelude Ventures, Inc. entered into an agreement to acquire an aggregate of 10,000,000 shares of common stock, being all of the issued and outstanding shares of Pascal Energy Inc. from that company and its shareholders. Prelude has agreed to issue and or exchange following shares: 5,000,000 common voting shares, restricted under rule 144 of the Securities Act of 1933, and in such form as requested by the sellers; and at a later date, issue 5,000,000 common voting shares, restricted under rule 144 of the Securities Act of 1933, and in such form as requested by the sellers, subject to Prelude paying not less than $1,000,000 accumulated dividend to its shareholders of record. As of August 15, 2003, no shares have been issued and the closing of the transaction is pending final due diligence by the Company and tax planning on behalf of the vendors.

GENERAL

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

Pascal Energy Inc. is involved in oilfield infrastructure services mainly in the Province of Alberta, Canada.


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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, the Company's founder paid $25,000 in cash in exchange for 1,000,000 shares of common stock. We have also issued 1,500,000 shares of stock pursuant to our Form SB-2 registration statement. This money was utilized for organizational and start-up costs and as operating capital. An additional $75,000 was raised through the issue of common shares last year. As of June 30, 2003 we had sustained cumulative operating losses of $205,378.

The quarter ended June 30, 2003 saw an increase in activity which was due primarily to the investigation of the purchase of Pascal Energy Inc.

Management fees were $60,000 for the quarter and legal and accounting fees increased to $4,159 and $20,709 respectively from $nil and $1,000 in the 3 months ended June 30, 2002. These fees increased in connection with the acquisition purchase investigation that resulted in the signing of the agreement noted in the 8K dated April 15, 2003.

As at June 30, 2003 the Company had insufficient funds to continue operations. Funds have been provided by Directors and Shareholders which if not continued could result in the Company curtailing operations.

The company's cash resources amounted to $17,327 as at June 30, 2003

Should the Company be unsuccessful in its attempts to raise capital it may have to curtail operations.

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Governmental Regulation

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

Key Personnel

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. It is likely that we will have to hire a significant number of additional personnel in the future if we identify and complete the acquisition of a business opportunity, or if we enter into a business combination. Competition for qualified individuals is likely to be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

Continued Management Control/Limited Time Availability

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 50% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Regulation

Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such act would subject us to material adverse consequences.

Taxation

United States and, if applicable, international tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various United States tax provisions. We intend to structure any business combination so as to minimize the tax consequences to both our company, our management, our principal shareholder and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

Possible Volatility of Share Prices

Our common shares are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our common shares has been subject to wide fluctuations.
Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Reports to Security Holders

Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.


ITEM 3. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         31.1     Section 302 Certification
         32.1     Section 906 Certification

         ------------

         * Previously filed as an exhibit to the Company's Form 10-SB filed on June 26, 2001

(b)      Reports on Form 8-K filed during the three months ended June 30, 2003.

         A current report on Form 8K under Item 1: Changes in Control of Registrant was filed on April 15, 2003.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2003                      Prelude Ventures, Inc.



                                             /s/ Anthony Sarvucci
                                             -----------------------------------
                                             Anthony Sarvucci
                                             President, CEO and CFO