Form 10QSB
period 2003-09-30
PRELUDE VENTURES INC
filed 2003-12-10
CIK 1138593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

               For the quarterly period ended: September 30, 2003
                        Commission file number: 000-49950

                             PRELUDE VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

                  Nevada                      98-0232018
        (State or other jurisdiction of (IRS Employee Identification No.)
         Incorporation or organization)

            1400 N. Gannon Drive 2nd Floor Hoffman Estates, IL 60194
                    (Address of principal executive offices)

                                 (847) 310-9416
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                 28,300,000
        (Class)                    (Outstanding as of December 4, 2003)

                             PRELUDE VENTURES, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets....................................................F-2

Condensed Statements of Operations..........................................F-3

Condensed Statements of Cash Flows..........................................F-4

Condensed Statements of Stockholders' Equity................................F-5

Notes to Condensed Financial Information....................................F-6

Notes to Condensed Financial Information....................................F-7

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Controls and Procedures............................................9

Part II OTHER INFORMATION

Item 1. Legal Proceedings...................................................10

Item 2. Changes in Securities...............................................10

Item 3. Defaults Upon Senior Securities.....................................10

Item 4. Submission Of Matters To A Vote Of Security Holders.................10

Item 5   Other Information..................................................10

Item 6   Exhibits and Reports on Form 8-K...................................10

Signatures..................................................................11

Certifications..............................................................12

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                             PRELUDE VENTURES, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002

                             (Stated in US Dollars)

                                   (Unaudited)

                             SEE ACCOMPANYING NOTES
                             PRELUDE VENTURES, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                              (Unaudited)          (Audited)
                                                   ASSETS                     September 30,       December 31,
                                                   ------
                                                                                   2003               2002
                                                                                   ----               ----
Current
   Cash                                                                      $            55     $        24,397
   Prepaid expenses                                                                        -                 400
                                                                             ---------------     ---------------
                                                                             $            55     $        24,797
                                                                             ===============     ===============

                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                                  $        46,895     $         7,263
   Management fees and termination expense payable - Note 5 (b)                      470,000                   -
   Loans payable - Note 4                                                             32,442              10,000
                                                                             ---------------     ---------------
                                                                                     549,337              17,263
                                                                             ---------------     ---------------


                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
     15,000,000 (December 31, 2002: 15,000,000) shares issued
                 and outstanding                                                      15,000              15,000
Additional paid-in capital                                                            85,000              85,000
Deficit accumulated during the development stage                                (    649,282)       (     92,466)
                                                                             ---------------     ---------------
                                                                                (    549,282)              7,534
                                                                             ---------------     ---------------
                                                                             $            55     $        24,797
                                                                             ===============     ===============


                             SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS for
            the three and nine month period ended September 30, 2003
                                    and 2002
  and for the period May 24, 2000 (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                         May 24, 2000
                                                                                                        (Date of Incor-
                                          Three months ended                Nine months ended            poration) to
                                             September 30,                    September 30,              September 30,
                                         2003             2002             2003            2002              2003
                                         ----             ----             ----            ----              ----
Expenses
   Accounting and audit fees       $       16,477   $        1,683   $       42,507   $        4,850   $          60,161
   Bank charges                                51               27              126              156                 599
   Consulting fees                         10,000                -           10,000                -              10,000
   Filing fees                                  -                -                -            4,652               7,185
   Foreign exchange loss                        -              692                -              692                 692
   Legal fees                                   -                -            9,815                -              36,674
   Management fees                         61,890            8,000          136,890           14,000             159,390
   Office and miscellaneous                     -                -              231              460                 891
   Resource property costs                      -            1,000                -            5,108              12,688
   Transfer agent fees                        486            1,165            2,247            1,605               6,002
   Termination expenses
    - Note 5 (b)                          355,000                -          355,000                -             355,000
                                   --------------   --------------   --------------   --------------   -----------------
Net loss for the period            $ (    443,904)  $ (     12,567)  $ (    556,816)  $ (     31,523)  $  (      649,282)
                                   ==============   ==============   ==============   ==============   =================
Loss per share                     $ (       0.03)  $ (       0.00)  $ (       0.04)  $ (       0.00)
                                   ==============   ==============   ==============   ==============
Weighted average number of
 shares outstanding                    15,000,000       12,000,000       15,000,000        7,333,332
                                   ==============   ==============   ==============   ==============



                             SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF CASH FLOWS for
            the three and nine month period ended September 30, 2003
                                    and 2002
  and for the period May 24, 2000 (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                     May 24, 2000
                                                                                                    (Date of Incor-
                                                                       Nine months ended             poration) to
                                                                         September 30,               September 30,
                                                                    2003               2002              2003
                                                                    ----               ----              ----
Cash Flows used in Operating Activities
  Net loss for the period                                    $  (     556,816)  $  (      31,523)  $  (     649,282)
  Changes in non-cash working capital balances
   related to operations
   Prepaid expenses                                                       400      (         700)                 -
   Accounts payable and accrued liabilities                           154,632      (      11,066)           161,895
   Management fees and termination expense payable                    355,000                  -            355,000
                                                             ----------------   ----------------   ----------------
                                                                (      46,784)     (      43,289)     (     132,387)
                                                             ----------------   ----------------   ----------------

Cash Flows from Financing Activities
  Shares issued for cash                                                    -             75,000            100,000
  Loan payable                                                         22,442      (       4,500)            32,442
                                                             ----------------   ----------------   ----------------
                                                                       22,442             70,500            132,442
                                                             ----------------   ----------------   ----------------

Increase (decrease) in cash during the period                   (      24,342)            27,211                 55

Cash, beginning of the period                                          24,397              2,383                  -
                                                             ----------------   ----------------   ----------------
Cash, end of the period                                      $             55   $         29,594   $             55
                                                             ================   ================   ================
Supplementary disclosure of cash flow information:
   Cash paid for:
     Interest                                                $              -   $              -   $              -
                                                             ================   ================   ================
     Income taxes                                            $              -   $              -   $              -
                                                             ================   ================   ================

Non-cash Transactions - Note 6


                             SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                          (A Development Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                (DEFICIENCY) for the period May 24, 2000 (Date of
                      Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                            Deficit
                                                                                                          Accumulated
                                                                        Additional                         During the
                                            Common Shares                Paid-in            Share         Development
                                      -------------------------------
                                       Number          Par Value         Capital        Subscriptions        Stage          Total
                                       ------          ---------         -------        -------------        -----          -----
Capital stock subscribed
pursuant to an offering
memorandum, for cash - at $0.004        6,000,000  $         6,000   $        19,000  $             -   $           -  $    25,000

Net loss for the period                         -                -                 -                -      (    7,301)   (   7,301)
                                      -----------  ---------------   ---------------  ---------------   -------------  -----------
Balance, March 31, 2001                 6,000,000            6,000            19,000                -      (    7,301)      17,699
Stock subscriptions received                    -  -                 -                         31,000               -       31,000
Net loss for the year                           -                -                 -                -      (   50,409)   (  50,409)
                                      -----------  ---------------   ---------------  ---------------   -------------  -----------
Balance, March 31, 2002                 6,000,000            6,000            19,000           31,000      (   57,710)   (   1,710)
Stock subscriptions received                    -                -                 -           44,000               -       44,000
Shares issued pursuant to an
initial public offering - at $0.008     9,000,000            9,000            66,000     (     75,000)              -            -
Net loss for the period                         -                -                 -                -      (   34,756)   (  34,756)
                                      -----------  ---------------   ---------------  ---------------   -------------  -----------
Balance, December 31, 2002             15,000,000           15,000            85,000                -      (   92,466)       7,534
Net loss for the period                         -                -                 -                -      (  556,816)   ( 556,816)
                                      -----------  ---------------   ---------------  ---------------   -------------  -----------
Balance, September 30, 2003            15,000,000  $        15,000   $        85,000  $             -   $  (  649,282) $ ( 549,282)
                                      ===========  ===============   ===============  ===============   =============  ===========


                             SEE ACCOMPANYING NOTES

                             PRELUDE VENTURES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2002 financial statements which are contained on Form 10KSB - Annual Report to Shareholders.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2003, the Company has a working capital deficiency of $549,282 and has accumulated losses of $649,282 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company is currently pursuing new debt and equity financing in conjunction with the proposed acquisition (Note 7). Additionally, approximately $400,000 was raised in a private placement whose proceeds were used for working capital needs as well as a down payment toward the purchase of an option on one of the proposed acquisitions.

Note 3        Significant Accounting Policy

              Development Stage

              The Company is no longer classified as a pre-exploration stage company since it has abandoned its mining lease. The Company is now a development stage company as defined in Statement of Financial Accounting Standards No. 7 in respect to its acquisitions (Note 7 (b)).

Note 4        Loans Payable

              The loans payable are unsecured, non-interest bearing and due on demand.

                             PRELUDE VENTURES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



Note 5        Commitments - Note 7
              -----------

              a)  Mining Lease

                  By a lease letter agreement effective March 9, 2001 and amended March 4, 2002 and September 4, 2002, the Company was granted the exclusive right to explore, develop and mine the Medicine Project property located in Elko County of the State of Nevada. The term of the lease was for 20 years, with automatic extensions so long as the conditions of the lease are met. During the nine months ended September 30, 2003, management of the Company terminated the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company's activities on the property. In the opinion of management, there will be no continuing liability.

b) Termination

                  At September 30, 2003, the Company agreed to issue 200,000 common shares to its former President for the settlement of management fees payable ($105,000), advances to the Company ($10,000) and termination expense ($355,000). The shares have been valued at $2.35 per share.

Note 6        Non-cash Transactions

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

              The Company has recorded a termination expense in respect to the termination of its former President and has agreed to issue 200,000 common shares at $2.35 per share to satisfy the total liability which includes the termination expense, unpaid management fees and unpaid advances to the Company.

                             PRELUDE VENTURES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



Note 7        Subsequent Events - Note 7
              -----------------

a)       Business Acquisition Cancelled

                  On April 1, 2003, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Pascal Energy, Inc., a Canadian corporation, by the issuance of 5,000,000 common shares, restricted under Rule 144 of the Securities and Exchange Act and at a later date, issue 5,000,000 common shares, restricted under Rule 144 of Securities and Exchange Act, subject to the Company paying not less than $1,000,000 accumulated dividends to its shareholders of record. Pascal Energy, Inc.'s business is to provide servicing for the oil and gas industry.

                  The Company has determined that the transaction cannot be completed due to the inability to complete a comprehensive due diligence. The shares of common stock previously transferred in anticipation of the completion of the transaction are to be returned to the treasury of the Company and cancelled.

              b)  New Acquisitions

                  On October 9, 2003, the Company entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance") an Illinois Corporation and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company shall be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to refinance and to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company does not arrange the funding within 150 days from the date of the execution of the Alliance Agreement.

                  In addition, on October 9, 2003, the Company entered into an agreement to acquire an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc. an Illinois corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG") and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO") (Tristate, GMG and SASCO are collectively referred to herein as "TSG"). Upon exercise of the options, the Company must pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market.

                             PRELUDE VENTURES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


Note 7        Subsequent Events - (cont'd)

              b) New Acquisitions - (cont'd)

                  In addition, on October 9, 2003, the Company entered into an agreement with the shareholders of Motor Parts Warehouse, Inc. ("MPW"), of St. Louis, Missouri to acquire the rights to an option to purchase 100% of the outstanding shares of MPW ("MPW Option"). As consideration for the rights to this option, the Company must issue 5,000,000 shares of common stock. Upon exercise of the MPW Option, the Company must issue 5,000,000 shares of common stock to the shareholders of MPW and $2,200,000. This MPW option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor.

                  In connection with these agreements, the Company entered into several service agreements (Note 7(c)).

                  The agreements above are subject to shareholder approval. Upon execution of these agreements, Alliance, TSG and MPW have become related to the Company through appointments of members of their boards of directors to the Company's board of directors.

              c) The Company entered into the following service agreements:

                  - A professional services agreement dated October 9, 2003 with Alpha Advisors, LLC for a term of one year and renewable for an additional year. The fee for these services is the issuance of 1,000,000 shares of common stock of the Company upon execution of the agreements (issued), $25,000 due at signing of the Tri-state Stores and Alliance Petroleum, Inc.
                           agreements and $6,000 payable on the first of each month thereafter. In addition, a finder's fee of 10% of any new financing shall be paid on funds being committed. Upon execution of this agreement, a director of Alpha Advisors, LLC was appointed to the board of directors of the Company.

                  - A consulting services agreement dated October 9, 2003 with National Securities Corporation, Inc. for a term of six months renewable on a monthly basis. The fee for this service is the issuance of 1,000,000 shares of common stock of the Company (issued).

                             PRELUDE VENTURES, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


Note 7        Subsequent Events - (cont'd)

              c) The Company entered into the following agreements: - (cont'd)

                  - A consulting services agreement dated October 9, 2003 with New Century Consultants, Inc. for a term of six months renewable on a monthly basis. The fee for this service is the issuance of 1,000,000 shares of common stock of the Company (issued). New Century Consultants, Inc. will become a related party to the Company as it has agreed to purchase a significant portion of the Company's issued and outstanding shares.

                  - A consulting agreement dated October 10, 2003 with Commonwealth Partners NY, LLC for a term of three years. The fee for this service is the issue of 200,000 free trading shares and 300,000 restricted shares (issued) of common stock of the Company.

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

Proposed Business

On April 1, 2003, Prelude Ventures, Inc. entered into an agreement to acquire an aggregate of 10,000,000 shares of common stock, being all of the issued and outstanding shares of Pascal Energy Inc. from that company and its shareholders. Prelude has agreed to issue and or exchange following shares: 5,000,000 common voting shares, restricted under rule 144 of the Securities Act of 1933, and in such form as requested by the sellers; and at a later date, issue 5,000,000 Common voting shares, restricted under rule 144 of the Securities Act of 1933, and in such form as requested by the sellers, subject to Prelude paying not less than $1,000,000 accumulated dividend to its shareholders of record. As of November 30, 2003, no shares have been issued and the transaction has been cancelled

PLAN OF OPERATION

We are a start-up, developmental stage company and have not yet started our business operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion for the year ended December 31, 2002. This means that our auditors believed there was substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our bills.

Results of Operations

From Inception to May 24, 2000

We initially acquired our first interest in lode mining claims. These claims were abandoned during the three months ended March 31, 2003.

During the second quarter, ended June 30, 2003 our operations focused upon the investigation and acquisition of Pascal Energy Inc. Subsequent to that, in the Third Quarter, ended September 30, 2003, we abandoned our focus on Energy and investigated an entered transaction with Alliance Petroleum Products Company and Tri-State Stores, Inc., and related companies, companies who products are in the manufacture and distribution of auto parts and lubricants

Subsequent Events.

On October 3, 2003, We entered into the transactions set forth on the Current report on form 8-K, filed on November 6, 2003, with Alliance Petroleum Products Company ("Alliance") and Tri-State Stores Inc ("Tri-State"), GMG Partners LLC, ("GMG") and SASCO Springfield Auto Supply Company, ("SASCO") (Tri-State, GMG and SASCO are collectively referred to herein as "TSG"),

Effective October 9, 2003, we have cancelled the proposed transaction with Pascal Energy Inc.
Plan of Operations

Effective October 10, 2003, the Control of the Registrant was changed to the current management.

Liquidity and Capital Resources

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on May 24, 2000 to September 30, 2003 was $132,442 consisting of $100,000 from the private placement of stock and approximately $32,000 of loan proceeds received from our president and sole director.

Prelude's plan of operations for the next twelve months is to complete the transactions with Alliance and TSG. Including acquisition of additional businesses and internal expansion.

As of the date of this filing, we have yet to generate any revenues from our business operations and we had sustained cumulative operating losses of $556,816 since inception. In order to fund these needs, the Company's founder paid $25,000 in cash in exchange for 1,000,000 shares of common stock. We have also issued 1,500,000 shares of stock pursuant to our Form SB-2 registration statement. This money was utilized for organizational and start-up costs and as operating capital. An additional $75,000 was raised through the issue of common shares last year.

The Company recognizes a need for additional capital that will be sought through the sale of additional equity by way of a Private Placement. Funds generated will be used to fund working capital requirements as well as expansion and acquisitions. As of November 30, 2003 approximately $400,000 has been raised in this offering

Management fees increased to approximately $60,000 for the quarter and legal and accounting fees were $16,000. These fees increased in connection with the acquisition purchase investigation that resulted in the signing of the agreement noted in the 8-K dated April 15, 2003. We had incurred a termination expense as a result of stock to be issued to the former president to settle his previous management contract

As at September 30, 2003 the Company had insufficient funds to continue operations. Funds have been provided by Directors and Private Placement Shareholders which if not continued could result in the Company curtail operations. We are also seeking additional debt and equity institutional sources of financing.

Should the Company be unsuccessful in its attempts to raise capital it may have to abandon its attempt to complete the October 9, 2003 transactions.



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

Key Personnel

All of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors is bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services. To become profitable and competitive, we conduct research and exploration of our properties. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

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


ITEM 3. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         31.1     Section 302 Certification
         32.1     Section 906 Certification

         ------------

* Previously filed as an exhibit to the Company's Form 10-SB filed on June 26, 2001

(b) Reports on Form 8-K filed during the three months ended September 30, 2003.

A Current report on Form 8-K-A, under Item 2 Acquisition or Disposition of Assets and Item 5 Other Events and Regulation FD Disclosure was filed on August 13, 2003

A Current Report on Form 8-K under Item 1: Changes in Control, Item 5. Other Events and Regulation FD Disclosure, Item 6. Resignations of Registrant's Directors and Item 7, Financial Statements and Exhibits of Registrant were filed on November 6, 2003.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November     , 2003
                                      Prelude Ventures, Inc.

                                      /s/      Jesse Fuller
                                      -----------------------------------
                                      Jesse Fuller, President


                                      /s/      George L. Riggs, III
                                      -----------------------------------
                                      George L. Riggs, III, Interim CFO