Form 10KSB
period 2003-12-31
PRELUDE VENTURES INC
filed 2004-04-29
CIK 1138593

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10K-SB

Annual Report Under

the Securities Exchange Act of 1934

for Year Ended: December 31, 2003

Commission File Number: 000-49950

American Capital Alliance, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0232018

(IRS Employer Identification No.)

1400 N. Gannon Drive

Second Floor

Hoffman Estates, IL 60195

(Address of principal executive offices)

(Former name or former address, if changed since last report)

Prelude Ventures, Inc.

2585 West 14th Avenue

Vancouver, BC, Canada V6K 2W6

(604) 817-8095

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐.

The number of shares of the registrant’s only class of common stock issued and outstanding, as of December 31, 2003 was 28, 308,000 common shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report and Form 10-KSB, including some statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Business”, are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as “anticipate”, “estimate”, “expect”, “intend”, “may”, “will”, and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Annual Report and Form 10-KSB and in our other periodic reports and documents filed with the Securities and Exchange Commission.

Item 1. Description of Business

Please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included herein for a description of the Company’s business activities.

Item 2. Description of Property

The Company’s corporate headquarters are located at 1400 N. Gannon Drive, Second Floor, Hoffman Estates, Illinois 60195 and its telephone number is (847) 310-1400.

The Company’s corporate and administrative headquarters are located in shared facilities in Hoffman Estates, Illinois. These facilities comprise approximately 1,500 square feet of space in a building leased by affiliates of the Company on a month to month basis. The Company currently bears no expense for its use of these facilities. The Company believes that its present facilities are adequate for its current level of operations. None of the Company’s leased facilities are leased from affiliates of the Company.

Item 3 Legal Proceedings

2-1. We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in the fourth quarter.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Transactions in the Company’s common stock are reported on the OTC Bulletin Board under the symbol AMAI.

Holders. As of December 31, 2003, the Company estimates there were approximately 30 holders of record of the shares.

Dividends. The Company has never declared or paid a dividend on its common stock and management expects that substantial portion of the Company’s earnings, if any, for the foreseeable future will be used to expand loan the Company’s business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon he Company’s earnings, its capital requirements, financial condition and other relevant factors dictated by the Company’s business activities, if any.

Stock Price. The table below sets forth the estimated high and low sales price of the stock during the periods indicated.

Year ended December 31, 2003	High	Low
First Quarter	$2.47	$0.66
Second Quarter	$2.57	$1.50
Third Quarter	$2.90	$1.25
Fourth Quarter	$3.25	$0.75

Item 6. Management’s Discussion and Analyses of Financial Conditions and Results of Operations

The following discussion provides additional information regarding the operations and financial condition of the Company for the two (2) calendar years ended December 31, 2003 and 2002. This discussion should be read in conjunction with the financial statements of the Company and the accompanying notes thereto.

The audited financial statements for the period ended December 31, 2003 are attached hereto.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

History And Organization

American Capital Alliance, Inc., formerly Prelude Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 24, 2000. The Company has commenced limited business operations and we are considered a development stage enterprise. To date, our activities principally have been limited to organizational matters, and examining business and financing opportunities for the Company. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 1,000,000 shares of common stock and conducting a public offering of 1,500,000 common shares of $75,000. We have no significant assets.

Prior Business Matters

On March 9, 2001, we acquired a 20 year mining lease from Steve Sutherland, the owner of 24 unpatented lode mining claims, sometimes referred to as the Medicine Project, located in Elko County, Nevada.

During the nine months ended September 30, 2003, management of the Company terminated the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company’s activities on the property. In the opinion of management, there will be no continuing liability. Please see the Company’s Schedule 14C Information Statement as filed with the Securities and Exchange Commission on February 13, 2004 and mailed or furnished to Shareholders on February 17, 2004, and incorporated herein by reference, for additional details on this matter.

Business Acquisition Canceled

On April 1, 2003, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Pascal Energy, Inc., a Canadian corporation, by the issuance of 5,000,000 common shares, restricted under Rule 144 of the Securities Act of 1933 and at a later date, issue 5,000,000 common shares, restricted under Rule 144 subject to the Company paying not less than $1,000,000 accumulated dividends to its shareholders of record. Pascal Energy, Inc.’s business has to provide servicing for the oil and gas industry.

The Company determined that the transaction could not be completed due to the inability to complete a comprehensive due diligence. The shares of common stock previously transferred in anticipation of the completion of the transaction were returned to the treasury of the Company and canceled.

New Acquisitions

On October 9, 2003, the Company entered into a Stock Purchase Agreement (“Alliance Agreement”) with Alliance Petroleum Products Company (“Alliance”), an Illinois corporation and a Rider to the Alliance Agreement (“Rider”). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock as partial consideration for the right to acquire 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company shall be issued to World-link International Network, Inc. after the expiration of 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to refinance and to pay a secured creditor of Alliance. As of the date hereof, this financing has not been completed. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company does not arrange the funding within 150 days from the date of the execution of the Alliance Agreement.

In addition, on October 9, 2003, the Company entered into an agreement to acquire an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc. an Illinois corporation (“Tri-State”), GMG Partners LLC, an Illinois Limited Liability Company (“GMG”) and SASCO Springfield Auto Supply Company, a Delaware Corporation (“SASCO”) (Tri-state, GMG and SASCO are collectively referred to herein as “TSG”). Upon exercise of the options, the Company must pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. As of the date hereof this transaction has not been completed.

In addition, on October 9, 2003, the Company entered into another agreement with the shareholders of Motor Parts Warehouse, Inc. (“MPW”), of St. Louis, Missouri to acquire the rights to an option to purchase 100% of the outstanding shares of MPW (“MPW Option”). As consideration for the rights to this option, the Company issued 5,0000,000 shares of common stock. Upon exercise of the MPW Option, the Company must issue an additional 5,000,000 shares of common stock to the shareholders of MPW and $2,200,000. This MPW option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. This financing has not been completed.

The agreements above are subject to shareholder approval. Alliance, TSG and MPW have become related to the Company through the appointment of members of their boards of directors to the Company’s board of directors.

The Company also entered into the following consulting and/or service agreements during 2003:

•	A professional services agreement dated October 9, 2003 with Alpha Advisors, LLC for a term of one year and renewable for an additional year. The fee for these services was the issuance of 1,000,000 shares of common stock of the Company upon execution of the agreements, $25,000 due at signing of the Tri-State Stores and Alliance Petroleum, Inc. agreements and $6,000 payable on the first of each month thereafter. In addition, a finder’s fee of 10% of any new financing shall be paid on funds being committed. Upon execution of this agreement, a director of Alpha Advisors, LLC may be appointed to the board of directors of the Company. Alpha Advisors has agreed to waive the $6,000 monthly fee.

•	A consulting services agreement dated October 9, 2003 with National Securities Corporation, Inc. for a term of six months renewable on a monthly basis. The fee for this service was the issuance of 1,000, 000 shares of common stock of the Company.

•	A consulting services agreement dated October 9, 2003 with New Century Consultants, Inc. for a term of six months renewable on a monthly basis. The fee for this service was the issuance of 1,000,000 shares of common stock of the Company. New Century Consultants, Inc. may be a related party to the Company because it has agreed to purchase certain of the Company’s issued and outstanding shares.

•	A consulting agreement dated October 10, 2003 with Commonwealth Partners NY, LLC for a term of three years. The fee for this service was the issuance of 200,000 free trading shares and 300,000 restricted shares of common stock of the Company.

We are a startup, development stage Company and have not yet started our business operations or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to finance our operations. This is because we have not generated any revenues and no revenues are anticipated until we complete any of the acquisitions described in this document or other acquisitions. Accordingly, we must raise money from sources other than the operations of this business. Our only other source of cash at this time is investments by others in our Company. We must raise cash to complete the acquisitions and stay in business.

To meet our need for cash, we are attempting to raise debt and equity financing to complete the acquisitions described in this document and fund the Company’s on-going operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and can not raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely.

Limited Operating History. Need for Additional Capital

There is no historical financial information about our Company on which to base an evaluation of our performance. We are a development stage Company and have not generated any revenues from operations. We can not guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. We are seeking equity and debt financing to provide the capital required to fund the proposed acquisitions and our on-going operations.

We have no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dissolution to new shareholders.

Limited and Capital Resources

Since the Company’s inception, the Company has raised approximately $100,000 from the sales of its common shares and approximately $482,000 from capital contributed by the Company’s promoters. This money has been utilized for start-up costs and operating capital. As of 12/31/03, the Company has sustained operating losses of $9,662,160, of which $8,778,000 is compensation expense related to the issuance of 13,300,000 common shares of stock related to two (2) on-going acquisitions.

In this regard, the Company’s plan of operations for the next 12 months is to pursue business acquisitions, including the following:

New Acquisitions

On October 9, 2003, the Company entered into a Stock Purchase Agreement (“Alliance Agreement”) with Alliance Petroleum Products Company (“Alliance”), an Illinois Corporation, and a Rider to the Alliance Agreement (“Rider”). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company shall be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company does not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing.

In addition, On October 9, 2003, the Company entered into an agreement with the shareholders of Motor Parts Warehouse, Inc. (“MPW”), of St. Louis, Missouri, to acquire the rights to an option to purchase 100% of the outstanding shares of MPW (“MPW Option”). As consideration for the rights to this option, the Company must issue 5,000,000 shares of common stock. Upon exercise of the MPW Option, the Company must issue an additional 5,000,000 shares of common stock to the shareholders of MPW and pay $2,200,000 in cash. MPW is also an auto parts distributor. If the Company does not arrange the funding within 180 days from the date of the execution of the MPW agreement, MPW can rescind this agreement. Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing.

Results of Operations

The Company is a development stage Company and has not generated any revenues from operations. During the years ended December 31, 2002, the Company incurred a net loss of $92,466 which was primarily the result of management, legal and professional fees related to the on-going operations of the business.

During the year ended December 31, 2003, the Company incurred a loss of $9,569,694, which was primarily the result of the following:

Failed Acquisition

On October 9, 2003, the Company entered into an agreement to acquire an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation (“Tri-State”), GMG Partners LLC, an Illinois Limited Liability Company (“GMG”), and SASCO Springfield Auto Supply Company, a Delaware Corporation (“SASCO”). Tri-State, GMG and SASCO are collectively referred to herein as “TSG.” Upon exercise of the option, the Company must pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The termination of this transaction resulted in a $185,000 charge to operations in the form of acquisition expense.

Termination Expense

During the third quarter, the Company agreed to issue 200,000 common shares to its former President for the settlement of management fees payable ($105,000), advances to the Company ($10,000) and termination expense ($355,000). The shares were valued at $2.35 per share, by prior consultants. These shares were issued to the former President during the quarter ended December 31, 2003, and were accounted for as an addition to paid in capital. This resulted in the Company recording $470,000 in charges, including $355,000 of termination expense and $115,000 of management fees.

Compensation Expense

In conjunction with the proposed acquisition of Alliance Petroleum Products Company, (“Alliance”) and Motor Parts Warehouse, Inc. (“MPW”) the Company issued 13,300,000 restricted shares of common stock. For financial statement purposes, these shares have been valued at $8,778,000 or $0.66 per share, based on their market value as of December 31, 2003 ($1.01), and applying a 35% discount for the shares not being marketable due to their restricted status.

Consulting and accounting and audit fees

During the years ended December 31, 2003, the Company incurred consulting and accounting and audit fees related to the financing, acquisition and on-going operations, as follows:

Annual audit and annual and quarterly SEC filings	$55,648
General accounting and legal	21,419
Financing Activities	31,000
Acquisition Activities	25,000

$133,067

Item 7. Financial Statements

AMERICAN CAPITAL ALLIANCE, INC.

FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS’ REPORT

DECEMBER 31, 2003

Independent Auditors’ Report

To the Board of Directors and Stockholders

American Capital Alliance, Inc.

We have audited the accompanying balance sheet of American Capital Alliance, Inc., FKA Prelude Ventures, Inc., (the Company) (a development stage company) as of December 31, 2003, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2002, were audited by other auditors whose report dated March 14, 2003, on those statements included an explanatory paragraph that described certain conditions that raised substantial doubt as to its ability to continue as a going concern, as discussed in Note B to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of American Capital Alliance, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes B and C to the financial statements, the Company is in the development stage, and is dependent on its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors, along with other matters set forth in Note B, raise substantial doubt that the Company will be able to continue as a going concern. Management’s plan regarding those matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 27, 2004

St. Louis, Missouri

AMERICAN CAPITAL ALLIANCE, INC.

(A Development Company)

Balance Sheets

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and cash equivalents	$35,432	$24,397
Prepaid expenses	—	400
Acquisition deposits	200,200	—

TOTAL ASSETS	$235,632	$24,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$67,792	$7,263
Loans payable	—	10,000

Total Liabilities	67,792	17,263
Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,300,000 and 15,000,000 shares issued and outstanding, respectively	28,300	15,000
Additional paid-in capital	9,801,700	85,000
Deficit accumulated during the pre-exploration and development stages	(9,662,160)	(92,466)

	167,840	7,534

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,632	$24,797

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.

(A Development Company)

Statements of Operations

Years ended December 31, 2003 and 2002

	2003	2002
Income
Forgiveness of debt	$32,442	$—

Expenses
Acquisition expense	196,200	—
Accounting and audit fees	60,148	17,655
Bank charges	241	473
Consulting fees	57,000	—
Filing fees	—	7,185
Foreign exchange loss	—	692
Legal fees	15,919	26,858
Management fees	136,890	22,500
Office and miscellaneous	492	660
Resource property costs	—	12,688
Transfer agent fees	2,246	3,755
Compensation expenses	8,778,000	—
Termination expenses	355,000	—

Total Expenses	9,602,136	92,466

NET LOSS	$(9,569,694)	$(92,466)

Loss per share	0.57	0.01

Weighted average number of shares outstanding	16,915,890	12,780,822

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.

(A Development Company)

Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2003 and 2002

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Pre-exploration and development Stages	Total
	Number	Par Value
Balance at December 31, 2001	6,000,000	$6,000	$19,000	$(57,710)	$(32,710)

Net loss	—	—	—	(34,756)	(34,756)

Stock subscriptions received	9,000,000	9,000	66,000	—	75,000

Balance at December 31, 2002	15,000,000	15,000	85,000	(92,466)	7,534

Net loss	—	—	—	(9,569,694)	(9,569,694)

Stock subscriptions shares issued	13,300,000	13,300	9,716,700	—	9,730,000

Balance at December 31, 2003	28,300,000	$28,300	$9,801,700	$(9,662,160)	$167,840

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.

(A Development Company)

Statements of Cash Flows

Years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(9,569,694)	$(92,466)
Compensation and termination expenses in exchange for shares	9,248,000	—
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in operating assets:
Acquisition deposits	(200,200)	—
Prepaid expenses	400	(400)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	60,529	7,263

Net cash used in operating activities	(460,965)	(85,603)

Cash flows from financing activities:
Shares issued	—	100,000
Proceeds for additional paid-in capital	482,000	—
Loans payable	(10,000)	10,000

Net cash provided by financing activities	472,000	110,000

INCREASE IN CASH AND CASH EQUIVALENTS	11,035	24,397

Cash and cash equivalents, beginning of year	24,397	—

Cash and cash equivalents, end of year	$35,432	$24,397

The accompanying notes are an integral part of these financial statements.

Note A - Reorganization and Name Change

The Board of Directors (the “Board”) by unanimous written consent dated as of November 18, 2003, and certain stockholders (the “Majority Stockholders”) owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of November 18, 2003, approved and adopted resolutions to amend the Company’s Certificate of Incorporation. The Certificate of Amendment to the Company’s Certificate of Incorporation, already filed with the Secretary of State of Nevada, changed the Company’s name to “American Capital Alliance, Inc.” from Prelude Ventures, Inc.

Note B - Continuance of Operations

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At December 31, 2003, the Company has accumulated losses of $9,754,160 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company is currently pursuing new debt and equity financing in conjunction with the proposed acquisitions. Additionally, approximately $482,000 was raised during the quarter ended December 31, 2003, in a private placement whose proceeds were used for working capital needs, as well as a down payment toward the purchase of an option on one of the proposed acquisitions.

Note C - Summary of Operations and Significant Accounting Policies

Operations

American Capital Alliance, Inc. (the “Company”) is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. The Company’s current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry.

Development Stage

The Company is no longer classified as a pre-exploration stage company, since it has abandoned its mining lease. The Company is now a development stage company as defined in Statement of Financial Accounting Standards No. 7 in respect to its acquisitions.

Note C - Summary of Operations and Significant Accounting Policies (Continued)

Use of Estimates in Financial Statement Preparation

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109, “Accounting for Income Taxes”.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and loans payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note C - Summary of Operations and Significant Accounting Policies (Continued)

Impairment of Long Lived Assets

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed at December 31, 2003.

Note D - Commitments

Mining Lease

By a lease letter agreement effective March 9, 2001, and amended March 4, 2002 and September 4, 2002, the Company was granted the exclusive right to explore, develop and mine the Medicine Project property located in Elko County of the State of Nevada. The term of the lease was for 20 years, with automatic extensions so long as the conditions of the lease are met. During the year ended December 31, 2003, management of the Company terminated the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company’s activities on the property. In the opinion of management, there will be no continuing liability.

Termination

During the third quarter, the Company agreed to issue 200,000 common shares to its former President for the settlement of management fees payable ($105,000), advances to the Company ($10,000) and termination expense ($355,000). The shares were valued at $2.35 per share, by prior consultants. These shares were issued to the former President during the quarter ended December 31, 2003, and were accounted for as an addition to paid in capital.

Note E - Income Taxes

Deferred Tax Assets

The Financial Accounting Standards Board issued Statement No. 109 in Accounting for Income Taxes (“FAS 109”) which is effective for fiscal years beginning after March 15, 1992. FAS 109 requires the use of the asset and liability method of accounting for income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The following table summarizes the significant components of the Company’s deferred tax assets:

	2003	2002
Gross deferred tax assets (non-capital loss carryforward)	3,284,000	13,870
Valuation allowance for deferred tax asset	(3,284,000)	(13,870)

	$—	$—

Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2003, the Company has net operating loss carryforwards, which expire commencing in 2022, totaling approximately $9,754,000, the benefit of which has not been recorded in the financial statements.

Note F - Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

The Company has recorded a termination expense in respect to the termination of its former President and has issued 200,000 common shares at $2.35 per share to satisfy the total liability which includes the termination expense, unpaid management fees and unpaid advances to the Company. (See Note D)

Note G—Business Acquisitions

Business Acquisition Cancelled

On April 1, 2003, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Pascal Energy, Inc., a Canadian corporation, by the issuance of 5,000,000 common shares, restricted under Rule 144 of the Securities and Exchange Act and at a later date, issue 5,000,000 common shares, restricted under Rule 144 of Securities and Exchange Act, subject to the Company paying not less than $1,000,000 in accumulated dividends to its shareholders of record. Pascal Energy, Inc.’s business is to provide servicing for the oil and gas industry.

The Company has determined that the transaction cannot be completed due to the inability to complete a comprehensive due diligence. Therefore, the shares issued in relation to this transaction were returned to the treasury of the Company on February 25, 2004.

In addition, on October 9, 2003, the Company entered into an agreement to acquire an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation (“Tri-State”), GMG Partners LLC, an Illinois Limited Liability Company (“GMG”), and SASCO Springfield Auto Supply Company, a Delaware Corporation (“SASCO”). Tri-State, GMG and SASCO are collectively referred to herein as “TSG.” Upon exercise of the option, the Company must pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The termination of this transaction resulted in a $185,000 charge to operations in the form of acquisition expense.

New Acquisitions

On October 9, 2003, the Company entered into a Stock Purchase Agreement (“Alliance Agreement”) with Alliance Petroleum Products Company (“Alliance”), an Illinois Corporation, and a Rider to the Alliance Agreement (“Rider”). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company shall be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company does not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing.

Note G - Business Acquisitions (Continued)

New Acquisitions (Continued)

In addition, On October 9, 2003, the Company entered into an agreement with the shareholders of Motor Parts Warehouse, Inc. (“MPW”), of St. Louis, Missouri, to acquire the rights to an option to purchase 100% of the outstanding shares of MPW (“MPW Option”). As consideration for the rights to this option, the Company must issue 5,000,000 shares of common stock. Upon exercise of the MPW Option, the Company must issue an additional 5,000,000 shares of common stock to the shareholders of MPW and pay $2,200,000 in cash. This MPW Option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. If the Company does not arrange the funding within 180 days from the date of the execution of the MPW agreement, MPW can rescind this agreement. Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing and to waive the provisions related to exercising the option after the refinancing of the TSG debt.

In connection with these agreements, the Company entered into several service agreements.

The agreements above are subject to shareholder approval. Upon execution of these agreements, Alliance, TSG and MPW have become related to the Company through appointments of members of their Board of Directors to the Company’s Board of Directors.

The Company entered into the following service agreements:

•	A professional services agreement was entered into on October 9, 2003, with Alpha Advisors, LLC for a term of one year and renewable for an additional year. The fee for these services is the issuance of 1,000,000 shares of common stock of the Company upon execution of the agreements (issued), $25,000 due at signing of the Tri-State Stores and Alliance Petroleum, Inc. agreements, and $6,000 payable on the first of each month

•	thereafter. In addition, a finder’s fee of 10% of any new financing shall be paid on funds being committed. Upon execution of this agreement, a director of Alpha Advisors, LLC was appointed to the Board of Directors of the Company. This director resigned from the Board of Directors during the first quarter of 2004 and was replaced.

Note G - Business Acquisitions (Continued)

New Acquisitions (Continued)

•	A consulting services agreement was entered into on October 9, 2003, with National Securities Corporation, Inc. for a term of six months renewable on a monthly basis. The fee for this service is the issuance of 1,000,000 shares of common stock of the Company (issued).

•	A consulting services agreement was entered into on October 9, 2003, with New Century Consultants, Inc. for a term of six months renewable on a monthly basis. The fee for this service is the issuance of 1,000,000 shares of common stock of the Company (issued). New Century Consultants, Inc. will become a related party to the Company as it has agreed to purchase a significant portion of the Company’s issued and outstanding shares.

•	A consulting agreement was entered into on October 10, 2003, with Commonwealth Partners NY, LLC for a term of three years. The fee for this service is the issue of 200,000 free trading shares and 300,000 restricted shares (issued) of common stock of the Company.

PART III

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8-A. Controls and Procedures

The registrant’s Principal executive financial officer, based on their evaluation of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2003 have concluded that the registrants’ disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrant’s principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant’s internal controls.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)	Recent Sales of Unregistered Securities.

The Company has never declared or paid a dividend on its Common Stock, and management expects that a substantial portion of the Company’s earnings, if any, for the foreseeable future will be used to expand loan origination and servicing capabilities. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company’s earnings, its capital requirements, financial condition and other relevant factors such as loan covenants or other contractual obligations.

(b)	At September 20, 2003, the Company agreed to issue 200,000 common shares to its former President for the settlement of management fees payable ($105,000), advances to the Company $10,000) and termination expense ($355,000). The shares have been valued at $2.35 per share.

(c)	Use of Proceeds - N/A

Item 10. Executive Compensation

AMERICAN CAPITAL ALLIANCE, INC.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
Jesse Fuller, Chairman of The Board President and Chief Executive Officer	2003	- 0 -	- 0 -	- 0 -

Laurence J. Griffin, Vice Chairman of the Board, President, Tri-State Acquisition Corp.	2003	- 0 -	- 0 -	- 0 -

Christopher J. Hanson Director, Senior Vice President of Marketing and Legal Affairs	2003	- 0 -	- 0 -	- 0 -

Al Guidice, Director and Secretary	2003	- 0 -	- 0 -	- 0 -

Richard Stefil, President, Alliance Petroleum, Inc.	2003	- 0 -	- 0 -	- 0 -

Donald Mago, Senior Vice President	2003	- 0 -	- 0 -	- 0 -

Al Cilella, Vice President and Asst. to the Chairman	2003	- 0 -	- 0 -	- 0 -

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth information as of December 31, 2003, with respect to the beneficial ownership of the 28, 300, 000 outstanding shares of the Company’s Common Stock by (I) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company’s officers and directors; and (iii) the Company’s officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

Nature and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Perc (%) Class
Jesse Fuller (3)	3,375,000	11.9
Lawrence J. Griffin (3)	1,125,000	3.9
Christopher A. Hanson (3)	0	0%
Virginia Gefgert (6)	1,350,000	4.7
Al Gudice (3)	1,125,000	3.9
Richard Stefiel (3)	400,000	*
Donald Mago (3)	1,125,000	3.9
Frank Mago (3)	1,125,000	3.9
Al Cilella (3)	375,000	*
Michael S. Krome (4) 8 Teak Court Lake Grove, New York 11755	2,100,000	7.4%
New Century Capital Consultants, Inc. One Great Neck Road	1,250,000	4.4%
Bill Paul, Attorney, ITF (5) William Burns PO Box 712 Grimshaw Alberta, Canada TOH 1WO	1,750,000	6.1%
Richard Quinney (5) PO Box 712 Grimshaw Alberta, Canada TOH 1WO	2,874,000	10.1
Directors and Officer as a group (9 persons)	10,000,000	35.3

(2)	Indicates ownership is less than 5% of the issued and outstanding shares.

(3)	Unless otherwise indicated, the address of each beneficial owner is c/o American Capital Alliance, Inc. 1400 N. Gannon drive, 2nd Floor, Hoffman Estates, IL 60194.

(4)	Beneficial ownership as reported in the table above has been determined in accordance with Item 403 of Regulation S-K of the Securities Act of 1933 and Rule 13 (d)-3 of the Securities Exchange Act, and based upon 28, 718, 302 shares of Common Stock outstanding.

(5)	Officer and/or Director of the Company.

(6)	Michael S. Krome, Esq., is acting as Escrow Agent for the shares held in his name, pursuant to 14D previously filed.

(7)	Shares issued as part of the transaction with Pascal Energy, Inc. and to be returned to treasury. Percentages listed include these shares.

(8)	Virginia Gefgert is the mother of Christopher A. Hanson, and Mr. Hanson should be considered the beneficial owner for purposes of control of the Registrant.

Item 12. Certain Relationships and Related Transactions

In early 2003, American Group Financial, Inc. (AGF), an entity controlled by Jesse Fuller, the current president of the registrant entered into an agreement with Store Tech Development, Inc. (STD) to provide financing services and oil bottling services. AFG was acting on behalf of Alliance Petroleum Products Company (APPC) in connection with the oil bottling services. Later in 2003, STD changed its name to Pit Crew Inc. (Pit Crew)

After the October 9, 2003 option agreements wherein APPC was to be acquired by the Registrant, Pit Crew entered into an agreement with the registrant for Pit Crew to purchase all of its bottled oil from APPC. In exchange for this exclusive agreement, the registrant issued 1.5 million shares of common stock to Pit Crew and agreed to pay an additional 1.5 million shares based upon Pit Crew completing certain levels of bottled oil purchases from the registrant.

In exchange for AFG arranging the exclusive supply agreement with Pit Crew, Pit Crew agreed to pay AFG a fee in the form of the issuance of certain shares of Pit Crew’s restricted common stock.

Item 13. Exhibits and Reports on Form 8-K.

a.	Exhibits:
31.2	– Section 302 Certification for Chief Financial Officer
32.1	– Section 906 Certification for Chief Executive Officer

b.	The following reports on Form 8-K have been filed by the Company during the period covered by this report.

Form 8-K dated 11/06/2003

Form 8-K dated 08/13/2003

Form 8-K dated 04/15/2003

Item 14. Principal Accountant Fees and Survey.

Brown Smith Wallace, LLC prepared Annual Audit for the year ended December 31, 2003, and the fees were $13,500.

Amisano Hanson prepared the Annual Audit for the year ended December 31, 2002 and the quarterly filings during 2002. Their fees for these services were approximately $4,500.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2004	American Capital Alliance, Inc.

/s/ Jesse Fuller
Jesse Fuller, President

/s/ James J. Carroll
James J. Carroll, Interim CFO