Form 10QSB
period 2004-03-31
PRELUDE VENTURES INC
filed 2004-05-17
CIK 1138593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q-SB

Quarterly Report Pursuant to Section 13 or 15 (D)

of the Securities Act of 1934

for the quarterly period ended: March 31, 2004

Commission File number: 000-49950

American Capital Alliance, Inc.

(Exact name of small business issurer as specified in its charter)

Nevada

(State or other jurisdiction of Incorporation or organization)

98-0232018

(IRS Employee Identification No.)

1400 N. Gannon Drive

2nd Floor

Hoffman Estates, IL 60194

(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	22,825,000
(Class)	(Outstanding as of March 31, 2004)

American Capital Alliance, Inc.

Form 10Q-SB

AMERICAN CAPITAL ALLIANCE, INC.

(A Development Stage Company)

Interim Balance Sheets

March 31, 2004 and December 31, 2003

	(Unaudited) March 31, 2004	Audited December 31, 2003
ASSETS
Cash and cash equivalents	$954	$35,432
Acquisition deposits	226,200	200,200

TOTAL ASSETS	$227,154	$235,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$91,139	$67,792

Total Liabilities	91,139	67,792
Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,825,000 and 28,300,000 shares issued and outstanding, respectively	22,825	28,300
Additional paid-in capital	9,825,175	9,801,700
Deficit accumulated during the pre-exploration and development stages	(9,711,985)	(9,662,160)

	136,015	167,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,154	$235,632

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.

(A Development Stage Company)

Interim Statements of Operations

Three Month Periods Ended March 31, 2004 and 2003 – Unaudited

	March 31, 2004	March 31, 2003
Income	$—	$—
Expenses
Acquisition expense	10,000	—
Accounting and audit fees	13,500	5,321
Bank charges	—	56
Consulting fees	1,500	—
Legal fees	18,715	5,657
Management fees	—	15,000
Office and miscellaneous	350	116
Transfer agent fees	1,783	306
Travel and entertainment	3,977	—

Total Expenses	49,825	26,456

NET LOSS FOR THE PERIOD	$(49,825)	$(26,456)

Loss per share	0.002	0.002

Weighted average number of shares outstanding	26,475,000	15,000,000

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.

(A Development Stage Company)

Interim Statements of Stockholders’ Equity (Deficit)

Three Month Periods Ended March 31, 2004 and 2003 – Unaudited

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Pre-exploration and development Stages	Total
	Number	Par Value
Balance at December 31, 2002	15,000,000	$15,000	$85,000	$(92,466)	$7,534
Net loss	—	—	—	(9,569,694)	(9,569,694)
Stock subscriptions shares issued	13,300,000	13,300	9,716,700	—	9,730,000

Balance at December 31, 2003	28,300,000	28,300	9,801,700	(9,662,160)	167,840
Net loss	—	—	—	(49,825)	(49,825)
Contributed capital	—	—	18,000	—	18,000
Stock shares cancelled	(5,475,000)	(5,475)	5,475	—	—

Balance at March 31, 2004	22,825,000	$22,825	$9,825,175	$(9,711,985)	$136,015

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.

(A Development Stage Company)

Interim Statements of Cash Flows

Three Month Periods Ended March 31, 2004 and 2003 – Unaudited

	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(49,825)	$(26,456)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in operating assets:
Acquisition deposits	(26,000)	—
Prepaid expenses	—	300
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	23,347	5,822

Net cash used in operating activities	(52,478)	(20,334)
Cash flows from financing activities:
Proceeds for additional paid-in capital	18,000	—
Loans payable	—	14,000

Net cash provided by financing activities	18,000	14,000

DECREASE IN CASH AND CASH EQUIVALENTS	(34,478)	(6,334)
Cash and cash equivalents, beginning of period	35,432	24,397

Cash and cash equivalents, end of period	$954	$18,063

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

March 31, 2004 - Unaudited

Note A - Interim Reporting

While information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2003 financial statements.

Note B - Reorganization and Name Change

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

Note C - Continuance of Operations

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2004, the Company has accumulated losses of $9,711,985, since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company is currently pursuing new debt and equity financing in conjunction with the proposed acquisitions. Additionally, approximately $18,000 was raised during the quarter ended March 31, 2004, in a private placement whose proceeds were used for working capital needs, as well as a down payment toward the purchase of an option on one of the proposed acquisitions.

Operations

American Capital Alliance, Inc. (the “Company”) is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. The Company’s current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry.

AMERICAN CAPITAL ALLIANCE, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements - Continued

March 31, 2004 - Unaudited

Note D - Summary of Operations and Significant Accounting Policies

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

AMERICAN CAPITAL ALLIANCE, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements - Continued

March 31, 2004 - Unaudited

Note D - Summary of Operations and Significant Accounting Policies (Continued)

Impairment of Long Lived Assets

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed at March 31, 2004.

Note E - Commitments

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

Termination

During the third quarter of 2003, the Company agreed to issue 200,000 common shares to its former President for the settlement of management fees payable ($105,000), advances to the Company ($10,000) and termination expense ($355,000). The shares were valued at $2.35 per share, by prior consultants. These shares were issued to the former President during the quarter ended December 31, 2003, and were accounted for as an addition to paid in capital.

Note F - Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

AMERICAN CAPITAL ALLIANCE, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements - Continued

March 31, 2004 - Unaudited

Note G - Business Acquisitions

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

The Company has determined that the transaction cannot be completed due to the inability to complete a comprehensive due diligence. The 5,475,000 shares of common stock previously transferred in anticipation of the completion of the transaction were returned to the treasury of the Company and cancelled.

In addition, on October 9, 2003, the Company entered into an agreement to acquire an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation (“Tri-State”), GMG Partners LLC, an Illinois Limited Liability Company (“GMG”), and SASCO Springfield Auto Supply Company, a Delaware Corporation (“SASCO”). Tri-State, GMG and SASCO are collectively referred to herein as “TSG.” Upon exercise of the option, the Company must pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The termination of this transaction resulted in a $185,000 charge to operations in the form of acquisition expense for the year ended December 31, 2003 and $10,000 charged for the quarter ended March 31, 2004.

AMERICAN CAPITAL ALLIANCE, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements - Continued

March 31, 2004 - Unaudited

Note G - Business Acquisitions (Continued)

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

AMERICAN CAPITAL ALLIANCE, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements - Continued

March 31, 2004 - Unaudited

Note G - Business Acquisitions (Continued)

The Company entered into the following service agreements:

•	A professional services agreement was entered into on October 9, 2003, with Alpha Advisors, LLC for a term of one year and renewable for an additional year. The fee for these services is the issuance of 1,000,000 shares of common stock of the Company upon execution of the agreements (issued), $25,000 due at signing of the Tri-State Stores and Alliance Petroleum, Inc. agreements, and $6,000 payable on the first of each month thereafter. In addition, a finder’s fee of 10% of any new financing shall be paid on funds being committed. Upon execution of this agreement, a director of Alpha Advisors, LLC was appointed to the Board of Directors of the Company. This director resigned from the Board of Directors during the first quarter of 2004 and was replaced.

•	A consulting services agreement was entered into on October 9, 2003, with National Securities Corporation, Inc. for a term of six months renewable on a monthly basis. The fee for this service is the issuance of 1,000,000 shares of common stock of the Company (issued).

•	A consulting services agreement was entered into on October 9, 2003, with New Century Consultants, Inc. for a term of six months renewable on a monthly basis. The fee for this service is the issuance of 1,000,000 shares of common stock of the Company (issued). New Century Consultants, Inc. will become a related party to the Company as it has agreed to purchase a significant portion of the Company’s issued and outstanding shares.

•	A consulting agreement was entered into on October 10, 2003, with Commonwealth Partners NY, LLC for a term of three years. The fee for this service is the issue of 200,000 free trading shares and 300,000 restricted shares (issued) of common stock of the Company.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENT

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

History And Organization

American Capital Alliance, Inc., formerly Prelude Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 24, 2000. The Company has commenced limited business operations and we are considered a development stage enterprise. To date, our activities principally have been limited to organizational matters, and examining business and financing opportunities for the Company. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 1,000,000 shares of common stock and conducted a public offering of 1,500,000 common shares for $75,000. We have no significant assets.

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

In addition, on October 9, 2003, the Company entered into another agreement with the shareholders of Motor Parts Warehouse, Inc. (“MPW”), of St. Louis, Missouri to acquire the rights to an option to purchase 100% of the outstanding shares of MPW (“MPW Option”). As consideration for the rights to this option, the Company issued 5,000,000 shares of common stock. Upon exercise of the MPW Option, the Company must issue an additional 5,000,000 shares of common stock to the shareholders of MPW and $2,200,000. This MPW option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. This financing has not been completed.

The agreements above are subject to shareholder approval. Alliance, TSG and MPW have become related to the Company through the appointment of members of their boards of directors to the Company’s board of directors.

The Company also entered into the following consulting and/or service agreements during 2003:

•	A professional services agreement dated October 9, 2003 with Alpha Advisors, LLC for a term of one year and renewable for an additional year. The fee for these services was the issuance of 1,000,000 shares of common stock of the Company upon execution of the agreements, $25,000 due at signing of the Tri-State Stores and Alliance Petroleum, Inc. agreements and $6,000 payable on the first of each month thereafter. In addition, a finder’s fee of 10% of any new financing shall be paid on funds being committed. Upon execution of this agreement, a director of Alpha Advisors, LLC may be appointed to the board of directors of the Company. Alpha Advisors has agreed to waive the $6,000 monthly fee.

•	A consulting services agreement dated October 9, 2003 with National Securities Corporation, Inc. for a term of six months renewable on a monthly basis. The fee for this service was the issuance of 1,000, 000 shares of common stock of the Company.

•	A consulting services agreement dated October 9, 2003 with New Century Consultants, Inc. for a term of six months renewable on a monthly basis. The fee for this service was the issuance of 1,000,000 shares of common stock of the Company. New Century Consultants, Inc. may be a related party to the Company because it has agreed to purchase an amount of the Company’s issued and outstanding shares.

•	A consulting agreement dated October 10, 2003 with Commonwealth Partners NY, LLC for a term of three years. The fee for this service was the issuance of 200,000 free trading shares and 300,000 restricted shares of common stock of the Company.

Limited Operating History Need for Additional Capital

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

We have no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to shareholders.

Our auditors issued a going concern opinion on our audited financial statements for the year ended December 31, 2003. This means that our auditors believe there is doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to finance our operations. This is because we have not generated any revenues and no revenues are anticipated until we complete any of the acquisitions described in this document or other acquisitions. Accordingly, we must raise money from sources other than the operations of this business. Our only other source of cash at this time is investments by others in our Company. We must raise cash to complete the acquisitions and stay in business.

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

Liquidity and Capital Resources

Since the Company’s inception, the Company has raised approximately $100,000 from the sales of its common shares and approximately $482,000 from capital contributed by the Company’s promoters. This money has been utilized for start-up costs and operating capital. As of March 31, 2004, the Company has sustained cumulative operating losses of $9,711,985, of which $8,778,000 is compensation expense related to the issuance of 13,300,000 common shares of stock related to two (2) on-going acquisitions.

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

During the quarter ended March 31, 2004, the Company incurred a loss of $49,825, which was primarily the result of the following:

Failed Acquisition

On October 9, 2003, the Company entered into an agreement to acquire an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation (“Tri-State”), GMG Partners LLC, an Illinois Limited Liability Company (“GMG”), and SASCO Springfield Auto Supply Company, a Delaware Corporation (“SASCO”). Tri-State, GMG and SASCO are collectively referred to herein as “TSG.” Upon exercise of the option, the Company must pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The termination of this transaction resulted in a $185,000 charge to operations in the form of acquisition expense for the year ended December 31, 2003 and a $10,000 charge for the quarter ended March 31, 2004.

Consulting and accounting and audit fees

During the quarter ended March 31, 2004, the Company incurred consulting and accounting and audit fees related to it’s financing, acquisition and on-going operations, as follows:

Annual audit and annual and quarterly SEC filings	$9,500
General accounting and legal	17,500
Financing Activities	5,215
Acquisition Activities	1,500

$33,715

Travel Expenses

During the quarter ended March 31, 2004, the Company incurred travel expenses of $3,977 in relation to its acquisition activities.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other “forward looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Government Regulation

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

Key personnel

All of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of the officers or directors is bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operations personnel, any business we acquire could be materially adversely affected. It is likely that we will have to hire a significant number of additional personnel in the future if we identify and complete the acquisition of a business opportunity, or if we enter into a business combination. Competition for qualified individuals is likely to be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

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

We have no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to shareholders.

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

“Penny Stock” Rules May Restrict the Market for the Company’s Shares

Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitable inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys’ fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

ITEM 2.	CHANGES IN SECURITIES

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

The Company has determined that the transaction cannot be completed due to the inability to complete a comprehensive due diligence. The 5,475,000 shares of common stock previously transferred in anticipation of the completion of the transaction were returned to the treasury of the Company and cancelled.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the quarter ended March 31, 2004.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

31.2	–	Section 302 Certification for Chief Financial Officer

32.1	–	Section 906 Certification for Chief Executive Officer

b.	Reports on Form 8-K filed during the three months ended March 31, 2004.

None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004	American Capital Alliance, Inc.

/S/ JESSE FULLER

Jesse Fuller, President

/S/ JAMES J. CARROLL

James J. Carroll, Interim CFO