Form 10QSB
period 2004-06-30
PRELUDE VENTURES INC
filed 2004-08-24
CIK 1138593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10Q-SB

__________________________

Quarterly Report Pursuant to Section 13 or 15 (D)

of the Securities Act of 1934

for the quarterly period ended: June 30, 2004

Commission File number: 000-49950

___________________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                                24,525,000

(Class)                                                         (Outstanding as of June 30, 2004)

American Capital Alliance, Inc.

Form 10Q-SB

Index

Part I-   FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets

Condensed Statements of Operation

Condensed Statements of Cash Flows

Condensed Statements of Stockholder's Equity

Notes on Condensed Financial Information

Notes on Condensed Financial Information

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Item 4 Control and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission Of Matters To A Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8 -K

Signatures

Certifications

Part I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CAPITAL ALLIANCE, INC.
(A Development Stage Company)

Interim Balance Sheets
June 30, 2004 and December 31, 2003

                                                                                                                 (Unaudited)                           Audited
                                                                                                                     June 30,                         December 31,
                                                                                                                       2004                                  2003
ASSETS
    Cash and cash equivalents                                                                 $         2,217                     $          35,432
    Acquisition deposits                                                                                 256,200                               200,200

TOTAL ASSETS                                                                                 $     258,417                     $        235,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Accounts payable and accrued liabilities                                            $       76,799                     $          67,792
    Notes payable                                                                                           91,000                                          -

        Total Liabilities                                                                                    167,799                                 67,792

Stockholders' Equity
  Common stock, $0.001 par value; 100,000,000 shares
  authorized; 24,525,000 and 28,300,000 shares issued
  and outstanding, respectively                                                                       24,525                                 28,300
Additional paid-in capital                                                                          9,880,425                            9,801,700
Deficit accumulated during the pre-exploration and
development stages                                                                                 (9,814,332)                         (9,662,160)

Total Equity                                                                                                   90,618                              167,840

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                                             $      258,417                      $      235,632

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.
(A Development Stage Company)

Interim Statements of Operations
Six Month Periods Ended June 30, 2004 and 2003:  Unaudited

                                                                      Three months ended                                 Six months ended
                                                                      June 30,     June 30,                                 June 30,     June 30,
                                                                      2004          2003                                     2004           2003

Income                                               $            -       $       -                                 $         -       $          -

Expenses
Acquisition expense                                          -                 -                                   10,000                  -
Accounting and audit fees                         19,500       20,709                                  33,000         26,029
Bank charges                                                  45              19                                         45                75
Compensation expense                               6,700               -                                      6,700                  -
Consulting fees                                           2,500               -                                      4,000                  -
Interest expense                                            975               -                                         975                  -
Legal fees                                                10,000          4,159                                  28,715           9,816
Management fees                                             -         60,000                                            -         75,000
Marketing expense                                   50,250                -                                   50,250                  -
Office and miscellaneous                            5,233            115                                     5,583              231
Professional fees - other                             1,500                -                                     1,500                  -
Transfer agent fees                                        775         1,455                                     2,558           1,761
Travel and entertainment                             2,329               -                                      6,306                  -
Other                                                         2,540               -                                      2,540                  -
Total Expenses                                       102,347      86,457                                 152,172       112,912

NET LOSS FOR THE PERIOD       $ (102,347) $ (86,457)                           $ (152,172)  $ (112,912)

Loss per share                                   $      0.004   $    0.012                            $      0.006    $      0.016

Weighted average number of
shares outstanding                             24,420,556   6,935,255                          25,466,667     6,935,095

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.
(A Development Stage Company)

Interim Statements of Stockholders' Equity (Deficit)
Six Month Periods Ended June 30, 2004 and 2003 - Unaudited

                                                                                                                                                                        Deficit
                                                                                                                             Accumulated
                                                                                                                            During the
                                                                                                                          Pre-Exploration
                                                                      Common Stock      Paid-In            Additional                         and ;
                                                                      Number                 Par Value        Development ;
                                                                                                                                  Capital                          Stages                         Total

Balance at December 31, 2003              28,300,000         $     28,300         $    9,801,700              $     (9,662,160)             $     167,840

    Net loss                                                             -                          -                           -                                   (49,825)                    (49,825)

    Contributed capital                                          -                          -                          18,000                                -                            18,000

Stock shares cancelled                              (5,475,000)               (5,475)                      5,475                               -                                 -

Balance at March 31, 2004                     22,825,000                22,825                9,825,175                   (9,711,985)                    136,015

Net loss                                                                -                            -                           -                                (102,347)                   (102,347)

Stock shares issued                                    1,700,000                  1,700                       5,250                              -                               6,950

Balance at June 30, 2004                        24,525,000         $     24,525          $    9,880,425            $      (9,814,332)              $     90,618

The accompanying notes are an integral part of these financial statements.

AMERICAN CAPITAL ALLIANCE, INC.
(A Development Stage Company)

Interim Statements of Cash Flows
Six Month Periods Ended June 30, 2004 and 2003 - Unaudited

                                                                                                                    June 30,                  June 30,
                                                                                                                     2004                       2003

Cash flows from operating activities:
    Net loss                                                                                         $      (152,172)         $     (112,912)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      (Increase) decrease in operating assets:
      Acquisition deposits                                                                               (56,000)                       -
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities                                                     9,007                    83,000
      Prepaid expense                                                                                            -                            400
      Proceeds for additional paid-in capital
        and stock shares issued                                                                          74,950                       -

Net cash provided by (used in) operating activities                                       (124,215)                (29,512)

Cash flows from financing activities:
    Loans payable                                                                                            91,000                  22,442

      Net cash provided by (used in) financing activities                                      91,000                  22,442

      INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                                                                  (33,215)                  (7,070)

Cash and cash equivalents, beginning of period                                                35,432                  24,397

Cash and cash equivalents, end of period                                                  $      2,217           $     17,327

The accompanying notes are an integral part of these financial statements

American Capital Alliance, Inc.

Notes to Financial Statements

6-30-2004

Note A - Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2003 and March 31, 2004 financial statements.

Note B - Reorganization and Name Change

The Board of Directors (the "Board") by unanimous written consent dated as of November 18, 2003, and certain stockholders (the "Majority Stockholders") owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of November 18, 2003, approved and adopted resolutions to amend the Company's Certificate of Incorporation. The Certificate of Amendment to the Company's Certificate of Incorporation, already filed with the Secretary of State of Nevada, changed the Company's name to "American Capital Alliance, Inc." from Prelude Ventures, Inc.

Note C - Continuance of Operations

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2004, the Company has accumulated losses of $9,809,832, since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company is currently pursuing new debt and equity financing in conjunction with the proposed acquisitions. Additionally, approximately $91,000 was raised during the quarter ended June 30, 2004, in a private placement (see Note H) whose proceeds were used for working capital needs, as well as an additional payment toward the purchase of options on one of the proposed acquisitions.

Operations

American Capital Alliance, Inc. (the "Company") is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. The Company's current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry.

Note C - Continuance of Operations (Continued)

On January 27, 2004, the Company entered into a manufacturing agreement with the shareholders of International Pit Crew Express, Inc. ("IPC"), a Texas corporation, to acquire the exclusive right to manufacture petroleum products for IPC's customers within the United States, including the United States convenience store industry. As consideration for these rights, the Company issued 1,500,000 shares of common stock on April 2, 2004 to the shareholders of IPC. Additionally, the Company is to provide one half of the funds necessary for the purchase of machinery, and all related parts, supplies, and installation costs.

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

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109, "Accounting for Income Taxes".

Basic Loss Per Share

The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

Note D - Summary of Operations and Significant Accounting Policies (Continued)

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

Impairment of Long Lived Assets

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed at June 30, 2004.

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

Note E - Commitments (Continued)

Termination

During 2003, the Company agreed to issue 200,000 common shares to its former President for the settlement of management fees payable ($105,000), advances to the Company ($10,000) and termination expense ($355,000). The shares were valued at $2.35 per share, by prior consultants. These shares were issued to the former President during the quarter ended December 31, 2003, and were accounted for as an addition to paid-in capital.

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

In addition, on October 9, 2003, the Company entered into an agreement to acquire an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG"), and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO"). Tri-State, GMG and SASCO are collectively referred to herein as "TSG." Upon exercise of the option, the Company must pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The termination of this transaction resulted in a $185,000 charge to operations in the form of acquisition expense for the year ended December 31, 2003 and $10,000 charged to operations for the period ended June 30, 2004.

Note G - Business Acquisitions (Continued)

In addition, on October 9, 2003, the Company entered into another agreement with the shareholders of Motor Parts Warehouse, Inc. ("MPW"), of St. Louis, Missouri to acquire the rights to an option to purchase 100% of the outstanding shares of MPW ("MPW Option"). As consideration for the rights to this option, the Company issued 5,000,000 shares of common stock. Upon exercise of the MPW Option, the Company must issue an additional 5,000,000 shares of common stock to the shareholders of MPW and $2,200,000. This MPW option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. This financing has not been completed. During the second quarter of 2004, the Company elected not to continue to pursue this acquisition.

Pursuant to the Agreement and Plan or Reorganization (the "Agreement") dated the 9th day of October, 2003, by and among Prelude Ventures, Inc. ("Prelude") now known as American Capital Alliance, Inc., ("AMAI") and Alliance Petroleum Products Company ("Alliance"), the parties have entered into an Amendment to the Agreement, dated the 24th day of June, 2004, whereby all previous conditions and contingencies are hereby deemed to have been completed or waived and the transaction has been completed.

New Acquisitions

On October 9, 2003, the Company entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company shall be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company does not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing.

In connection with these agreements, the Company entered into several service agreements.

Note G - Business Acquisitions (Continued)

The agreements above are subject to shareholder approval. Upon execution of these agreements, Alliance, TSG and MPW have become related to the Company through appointments of members of their Board of Directors to the Company's Board of Directors.

The Company entered into the following service agreements:

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

Note H - Notes Payable

The Company borrowed a total of $91,000 during the second quarter ended June 30, 2004   at a seven percent per annum from the following parties, who are shareholders of the company:

                                        Alpha Advisors LLC                                              $ 41,000
                                        New Century Capital (James W. Zimbler)                  50,000
                                                                                                                      $ 91,000

The notes payable (convertible debentures) are due the earlier of one hundred eighty days from date of borrowing (May 17, 2004) or upon conversion of the notes into common stock to be issued by the Company. The Conversion Price shall be determined by multiplying the face amount of the Convertible Debenture, plus any interest due, accrued but not yet paid which shall then be multiplied by 65% of the closing bid price of the shares of Common Stock of the Company as quoted on a National Exchange or the OTC BB, on the day prior to conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

New Acquisitions

On October 9, 2003, the Company entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois corporation and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock as partial consideration for the right to acquire 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company shall be issued to World-link International Network, Inc. after the expiration of 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to refinance and to pay a secured creditor of Alliance. As of the date hereof, this financing has not been completed. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company does not arrange the funding within 150 days from the date of the execution of the Alliance Agreement.

Pursuant to the AGREEMENT AND PLAN OR REORGANIZATION (the "Agreement") dated the 9th of October 23, by and among Prelude Ventures, Inc. ("Prelude") now known as American Capital Alliance, Inc., ("AMAI") and Alliance Petroleum Products Company ("Alliance"), the parties have entered into an Amendment to the Agreement, dated the 24th day of June, 2004, whereby all previous conditions and contingencies are hereby deemed to have been completed or waived and the transaction has been completed.

The Amendment has been modified to make the effective date of the transaction July 1, 2004.

Pursuant to the Amendment to the Agreement, Alliance is now a wholly owned subsidiary of AMAI.

In addition, on October 9, 2003, the Company entered into an agreement to acquire an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc. an Illinois corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG") and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO") (Tri-state, GMG and SASCO are collectively referred to herein as "TSG"). Upon exercise of the options, the Company must pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition.

In addition, on October 9, 2003, the Company entered into another agreement with the shareholders of Motor Parts Warehouse, Inc. ("MPW"), of St. Louis, Missouri to acquire the rights to an option to purchase 100% of the outstanding shares of MPW ("MPW Option"). As consideration for the rights to this option, the Company issued 5,000,000 shares of common stock. Upon exercise of the MPW Option, the Company must issue an additional 5,000,000 shares of common stock to the shareholders of MPW and $2,200,000. This MPW option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. This financing has not been completed. During the second quarter of 2004, the Company elected not to continue to pursue this acquisition.

The agreements above are subject to shareholder approval. Alliance has become related to the Company through the appointment of members of its boards of directors to the Company's board of directors.

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

A consulting services agreement dated October 9, 2003 with New Century Consultants, Inc. for a term of six months renewable on a monthly basis. The fee for this service was the issuance of 1,000,000 shares of common stock of the Company. New Century Consultants, Inc. may be a related party to the Company because it has agreed to purchase an amount of the Company's issued and outstanding shares.

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

To meet our need for cash, we are attempting to raise debt and equity financing to complete the acquisitions described in this document and fund the Company's on-going operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and can not raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely.

Liquidity and Capital Resources

Since the Company's inception, the Company has raised approximately $100,000 from the sales of its common shares and approximately $482,000 from capital contributed by the Company's promoters. In addition, the Company has borrowed approximately $91,000 from various sources. This money has been utilized for start-up costs and operating capital. As of June 30, 2004, the Company has sustained cumulative operating losses of $9,814,332, of which $8,784,700 is compensation expense related to the issuance of 13,500,000 common shares of stock related to two (2) proposed acquisitions and the payment for professional services rendered to the Company.

Plan of Operations

The Company's plan of operations for the next 12 months is to complete the integration of American Petroleum Products Company ("APPC") and to pursue other business acquisitions.

Results of Operations

The Company is a development stage Company and has not generated any revenues from operations.

During the quarter ended June 30, 2004 the Company incurred a loss of $102,347, and for the six months ended June 30, 2004 the Company incurred a net loss of $152,172, which were primarily the result of the following:

Failed Acquisition

On October 9, 2003, the Company entered into an agreement to acquire an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG"), and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO"). Tri-State, GMG and SASCO are collectively referred to herein as "TSG." Upon exercise of the option, the Company must pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The termination of this transaction resulted in an $185,000 charge to operations in the form of acquisition expense for the year ended December 31, 2003 and a $10,000 charge for the quarter ended March 31, 2004 and the six months ended June 30, 2004.

Compensation Expense

The Company issued 200,000 restricted shares of common stock in payment for professional services rendered to the Company during the quarter ended June 30, 2004. For financial statement purposes, these shares have been valued at $6,700 or $0.0335 per share based on their market value on the date of issue and applying a 35% discount for the shares not being marketable due to their restricted status.

Marketing Expense

In conjunction with entering into a manufacturing and marketing agreement with Pit Crew Express, Inc., the Company issued 1,500,000 restricted shares of common stock. For financial statement purposes, these shares have been valued at $50,250 or $0.0335 per share based on their market value on the date of issue and applying a 35% discount for the shares not being marketable due to their restricted status.

Consulting and accounting and audit fees

During the quarter ended June 30, 2004, and the six months ended June 30, 2004 the Company incurred consulting and accounting and audit fees related to it's financing, acquisition and on-going operations, as follows:

                                                                                        Quarter ended                         Six months ended
                                                                                        June 30, 2004                            June 30, 2004

Annual audit and annual and
quarterly SEC filings                                                               $ 4,500                                     $14,000

General accounting and legal                                                    25,000                                       42,500

Financing Activities                                                                    1,500                                         6,715

Acquisition Activities                                                                 2,500                                         4,000

Travel Expenses

During the quarter ended June 30, 2004, and the six months ended June 30, 2004 the Company incurred travel expenses of $2,329 and $6,306, respectfully in relation to its acquisition activities.

Subsequent Events

Pursuant to the AGREEMENT AND PLAN OR REORGANIZATION (the "Agreement") dated the 9th of October 23, by and among Prelude Ventures, Inc. ("Prelude") now known as American Capital Alliance, Inc., ("AMAI") and Alliance Petroleum Products Company ("Alliance"), the parties have entered into an Amendment to the Agreement, dated the 24th day of June, 2004, whereby all previous conditions and contingencies are hereby deemed to have been completed or waived and the transaction has been completed.

The Amendment has been modified to make the effective date of the transaction July 1, 2004.

Pursuant to the Amendment to the Agreement, Alliance is now a wholly owned subsidiary of AMAI.

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

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

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

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitable inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

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

ITEM 4. CONTROLS AND PROCEDURES

The registrant's Principal executive financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUMMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the quarter ended
June 30, 2004.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.     Exhibits:

31.2 - Section 302 Certification for Chief Financial Officer

32.1 - Section 906 Certification for Chief Executive Officer

            b.     Reports on Form 8-K filed during the three months ended June 30, 2004.

                    None

Subsequent Events

        On July 9, 2004, we filed an 8-K-A, with respect to Item 2, amending the Form 8-K filed on November 6,

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2004                                                                             American Capital Alliance, Inc.

                                                                                                               ________________________________

                                                                                                                Jesse Fuller, President

                                                                                                                _________________________________

                                                                                                                James J. Carroll, Interim CFO