Form 10QSB
period 2004-09-30
PRELUDE VENTURES INC
filed 2004-11-23
CIK 1138593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10Q-SB

                           --------------------------

              Quarterly Report Pursuant to Section 13 or 15 (D) of
                  the Securities Act of 1934 for the quarterly
                        period ended: September 30, 2004

                        Commission File number: 000-49950

                           ---------------------------

                         American Petroleum Group, Inc.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of Incorporation or organization)

                                   98-0232018
                        (IRS Employee Identification No.)

                              1400 N. Gannon Drive
                                    2nd Floor
                            Hoffman Estates, IL 60194
                           (847) 805-0125 (Address of
                          principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                        3,740,000
    (Class)                              (Outstanding as of November 19, 2004)

                         American Capital Alliance, Inc.
                                   Form 10Q-SB

                                      Index

Part I - FINANCIAL INFORMATION                                          Page

Item 1.  Financial Statements (Unaudited)                               3

         Condensed Balance Sheets                                       3

         Condensed Statements of Operation                              4

         Condensed Statements of Cash Flows                             5

         Condensed Statements of Stockholder's Equity                   6

         Notes on Condensed Financial Information                       7

Item 2 Management's Discussion and Analysis or Plan of Operation        18

Item 3 Control and Procedures                                           27

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              27

Item 2.  Changes in Securities                                          28

Item 3.  Defaults Upon Senior Securities                                29

Item 4.  Submission Of Matters To A Vote of Security Holders            29

Item 5.  Other Information                                              29

Item 6.  Exhibits and Reports on Form 8 -K                              29

Signatures                                                              30

Certifications                                                          31

                          Part I: Financial Information

Item 1.           Financial Statements

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY
Interim Consolidated Balance Sheets
September 30, 2004 and December 31, 2003

------------------------------------------------------------------------------------------------------------------------

                                                                                      (Unaudited)         Audited
                                                                                      September 30,      December 31,

                                                                                               2004              2003
                                                                                 ---------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                                        $          8,995    $       35,432
  Accounts receivable                                                                       220,291                 -
  Inventory                                                                                 267,033                 -
  Acquisition deposits                                                                                        200,200
  Other current assets                                                                        3,400                 -
                                                                                 ---------------------------------------
    Total current assets                                                                    499,719           235,632
                                                                                 ---------------------------------------
Property and Equipment, net of accumulated depreciation                                       3,068                 -
                                                                                 ---------------------------------------
Other Assets
  Goodwill                                                                                  758,124                 -
                                                                                 ---------------------------------------
TOTAL ASSETS                                                                       $      1,260,911    $      235,632
                                                                                 ---------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                                                $        808,716               $ -
  Accounts payable                                                                          416,676            67,792
  Accrued liabilities                                                                        10,154                 -
                                                                                 ---------------------------------------
    Total current liabilities                                                             1,235,546            67,792
                                                                                 ---------------------------------------
Long-term debt, net of current portion                                                            -                 -
                                                                                 ---------------------------------------
Stockholders' Equity
  Common stock; $0.001 par value; 100,000,000 shares authorized; 3,740,000 and
    750,000 shares issued and outstanding,
    respectively                                                                             72,650            28,300
  Preferred stock; Series A; 5,000,000 shares authorized                                     25,275                 -
    2,527,500 issued and outstanding
  Additional paid-in-capital                                                             11,423,525         9,801,700
  Deficit accumulated                                                                   (11,496,085)       (9,662,160)
                                                                                 ---------------------------------------
    Total Stockholders' Equity                                                               25,365           167,840
                                                                                 ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $      1,260,911    $      235,632
                                                                                 ---------------------------------------

 AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY
 Interim Consolidated Statements of Operations
Three and Nine Month Periods Ended September 30, 2004 and 2003 -Unaudited

-----------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                     Nine Months Ended
                                                   September 30,  September 30,          September 30,   September 30,
                                                            2004               2003               2004               2003
                                              -------------------------------------------------------------------------------
Net Sales                                       $        345,515     $            -    $       345,515      $           -
Cost of Goods Sold                                       216,808                  -            216,808                  -
                                              -------------------------------------------------------------------------------
  Gross Profit                                           128,707                  -            128,707                  -
                                              -------------------------------------------------------------------------------
Operating Expenses
  Advertising and marketing expense                        5,000                  -             55,250                  -
  Bad debts                                               44,417                  -             44,417                  -
  Bank charges                                                 -                 51                                   126
  Failed acquisition expense                                   -                  -             10,000                  -
  Interest expense                                         2,500                  -              3,475                  -
  Licenses and insurance                                   9,545                  -              9,545                  -
  Management fees                                              -             61,890                  -            136,890
  Office expense                                          11,430                  -             14,388                231
  Other operating expenses                                26,589                  -             33,945                  -
  Outside sales                                           28,009                  -             28,009                  -
  Payroll                                                102,630                  -            102,630                  -
  Payroll taxes                                            9,180                  -              9,180                  -
  Plant equipment                                          3,342                  -              3,342                  -
  Professional fees                                       18,300             26,477             85,927             62,322
  Rents and taxes                                          1,140                  -              1,140                  -
  Repairs and maintenance                                  1,320                  -              1,320                  -
  Stock compensation expense                           1,516,500                  -          1,523,200                  -
  Telephone                                                5,196                  -              5,196                  -
  Termination expenses                                         -            355,000                               355,000
  Transfer agent fees                                          -                486                                 2,247
  Travel and entertainment                                16,976                  -             23,282                  -
  Utilities                                                6,152                  -              6,152                  -
  Vehicle expense                                          2,234                  -              2,234                  -
                                              -------------------------------------------------------------------------------
          Total Operatin g Expenses                    1,810,460            443,904          1,962,632            556,816
                                              -------------------------------------------------------------------------------
         Net loss before income taxes                 (1,681,753)          (443,904)        (1,833,925)          (556,816)
Income Tax Expense (Benefit)                                   -                  -                  -                  -
                                              -------------------------------------------------------------------------------
           NET LOSS FOR THE PERIOD              $     (1,681,753)    $     (443,904)   $    (1,833,925)     $    (556,816)
                                              -------------------------------------------------------------------------------
Loss Per Share                                  $          (0.59)    $        (0.59)   $         (1.02)     $       (0.74)
                                              -------------------------------------------------------------------------------
Wei ghted Average Number
  of Shares Outstandin g                               2,846,111            750,000          1,797,593            750,000
                                              -------------------------------------------------------------------------------

 AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY
 Interim Consolidated Statements of Cash Flows
Three and Nine Month Periods Ended September 30, 2004 and 2003 -Unaudited

----------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,      September 30,
                                                                                            2004               2003
                                                                       -----------------------------------------------
Cash flows from operating activities:
  Net loss                                                                    $       (1,833,925)   $      (556,816)
         Adjustments to reconcile net loss to net cash used in
    operating activities:
         Accounts receivable                                                            (220,291)                 -
         Acquisition deposits                                                            200,200                  -
         Inventory                                                                      (267,033)                 -
         Prepaid expense                                                                                        400
          Other current assets                                                            (3,400)                 -
         Accounts payable and accrued liabilities                                        359,038            154,632
         Management and termination expense payable                                            -            355,000
         Proceeds for additional paid-in capital
           and stock shares issued                                                     1,691,450                  -
                                                                       -----------------------------------------------
         Net cash used in operating activities                                           (73,961)           (46,784)
                                                                       -----------------------------------------------
Cash flows from investing activities
         Acquisition of subsidiary net of assets acquired and
    liabilities assumed                                                                 (758,124)                 -
  Purchase of equipment                                                                   (3,068)                 -
                                                                       -----------------------------------------------
          Net cash used in investing activities                                         (761,192)                 -
                                                                       -----------------------------------------------
Cash flows from financing activities:
  Loans payable                                                                          808,716             22,442
                                                                       -----------------------------------------------
         Net cash provided by financing activities                                       808,716             22,442
                                                                       -----------------------------------------------
         DECREASE IN CASH AND CASH
           EQUIVALENTS                                                                   (26,437)           (24,342)
Cash and cash equivalents, beginning of period                                            35,432             24,397
                                                                       -----------------------------------------------
Cash and cash equivalents, end of period                                      $            8,995    $            55
                                                                       -----------------------------------------------

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) -
September 30, 2004
--------------------------------------------------------------------------------

Note A -   Basis of Presentation

           The accompanying unaudited interim condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although American Petroleum Group, Inc. and Subsidiary believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Security and Exchange Commission on April 29, 2004.

Note B -   Reorganization and Name Change

           The Board of Directors (the "Board") by unanimous written consent dated as of November 18, 2003, and certain stockholders (the "Majority Stockholders") owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of November 18, 2003, approved and adopted resolutions to amend the Company's Certificate of Incorporation. The Certificate of Amendment to the Company's Certificate of Incorporation, already filed with the Secretary of State of Nevada, changed the Company's name to "American Capital Alliance, Inc." from Prelude Ventures, Inc. The name of the Company was changed again on November 1, 2004 to American Petroleum Group, Inc. by a vote of the security holders.

Note C -   Business Combination and Operations

           Business Combinations

              "TSG" Acquisition

              On October 9, 2003, the Company acquired an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG"), and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO"). Tri-State, GMG and SASCO are collectively referred to herein as "TSG." Upon exercise of the option, the Company was to pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The contractual amount of the option was never fully paid, however, amounts advanced for the option purchase and associated acquisition expenses resulted in an $185,000 charge to operations for the year ended December 31, 2003 and $10,000 for the nine month period ended September 30, 2004.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note C -   Business Combination and Operations (Continued)

              Motor Parts Waterhouse, Inc.

              The Company issued 5,000,000 shares of common stock for an option to acquire all the outstanding stock of Motor Parts Warehouse, Inc. ("MPW"), of St. Louis, Missouri. In order to exercise the option, the Company must issue an additional 5,000,000 shares of common stock to the shareholders of MPW and pay $2,200,000. This MPW option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. As a result of the financing not being completed, the Company elected not to continue to pursue this acquisition.

              Alliance Petroleum Products Company

              On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company is to be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company did not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing. This was a material contingency to the transactions and as a result had to be resolved prior to recognition of a business combination. On June 24, 2004 (effective date July 1, 2004) the Company ("Prelude") then known as American Capital Alliance, Inc., ("AMAI") and Alliance Petroleum Products Company ("Alliance"), entered into an Amendment to the original Alliance Agreement, dated October 9. 2003 whereby all previous conditions and contingencies were deemed to have been completed or waived and the agreement amended as follows:

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note C -   Business Combination and Operations (Continued)

              Alliance Petroleum Products Company (Continued)

                  o 5,000,000 shares of AMAI voting capital stock are to be issued to the shareholders of Alliance in the same proportions as the first 5,000,000 shares were issued to them pursuant to the exchange of securities contemplated in the Agreement and Plan of Reorganization upon the execution of this Amendment. The exchange of securities also includes, 1,000,000 shares of preferred shares, with the necessary Certificate of Designation, to allow conversion at the rate of 1 share of preferred to ten
                        (10) shares of common, and to permit the preferred shareholders to vote their shares, at any time after issuance, and after they have been converted, the shares be issued to the shareholders of American in the same proportions as the first 5,000,000 shares were issued to them pursuant to the Agreement and Plan of Reorganization.

                  o All the shares to the Alliance shareholders are no longer subject to a two year restriction prior to sale or transfer, but are now only subject to those transfer restrictions under Rule 144 of the Securities Laws.

                  o AMAI assumes all payment obligations and all other agreements of Alliance as set forth in the including four "Promissory Notes"; and AMAI assumes all payment obligations and all other agreements of Alliance to the Harris Bank (See Note I).

              The operations of Alliance have been consolidated with the results of AMAI since July 1, 2004.

              The aggregate acquisition price was $856,200, which consisted of 1,107,500 of the Company's common stock valued at $0.54 and cash advances outstanding to Company at the time of consummation of the transactions. The value of the stock was determined based on the approximate average market price of the shares on August 11, 2004 (change in control date) and discounted for factors such a limited market for the stock.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note C -   Business Combination and Operations (Continued)

              Alliance Petroleum Products Company (Continued)

              Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

                Current assets                                  $  542,504
                Property and equipment                               3,068
                Intangible assets                                  -
                Goodwill arising in the acquisition                758,124
                                                                ----------
                                                                $1,303,696

                Current liabilities                             $  321,921
                Current maturities of long-term debt               125,575
                Net assets acquired                                856,200
                                                                ----------
                                                                $1,303,696

           The Company acquired only minimal property, plant and equipment in the transaction; Alliance does not have title to these production assets. Additionally, no expense has been recognized during the three months ended September 30, 2004 for compensation for the use of the machinery and equipment to a corporation representing the processor operation to Alliance and to an entity that owned the real estate. The processor company was owned by the current officers of APPC who are also stockholders and directors of the Company; the real estate company is owed by the former president and a major stockholder of the Company; The assets of these entities secure obligations to Harris Bank as a result of certain transactions entered into by the predecessor company, the real estate company or their owners. A security interest had been entered into to as a result of these prior lending activities with appropriate lien filed and personal guarantee of the principals, some who are currently officers of the Company or Alliance. Harris Bank has threaten foreclosure if the prior borrowers can not reach terms allowing the bank to forebear the defaults (See
           Note I)

           The Company is still in the process of obtaining third-party valuations of certain intangible assets; accordingly, allocation of the purchase price is subject to modification in the future. Any such modification is not expected to be significant.

           Goodwill of $758,124 arising in the acquisition has been recognized. All the goodwill is expected to be deductible for income tax purposes.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note C -   Business Combination and Operations (Continued)

            Interim Pro Forma Information

            On July 1, 2004, the company purchased 100% of the voting stock of APPC. Results of operations for APPC are included in the consolidated financial statements since that date. The acquisition was made for the purpose of the reasons as stated above. Following are pro forma amounts assuming that the acquisition was made on January 1, 2004:

                Net sales                                      $    975,368
                Net income (loss)                                (2,209,688)
                Loss per share:
                  Basic                                        $       2.92


            Operations

            American Petroleum Group, Inc. FKA American Capital Alliance, Inc. (the "Company") is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. The Company's current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry. After the above acquisition, the Company is no longer considered a "development state entity"

            Going Concern

            The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2004, the Company has accumulated losses of $11,496,085, since its inception. In addition, for each of the three and nine months ended September 30, 2004, the Company lost $1,681,753 and $1,833,925, respectively. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due; however, there can be no assurance that financing can and will be obtained. The Company is currently pursuing new debt and equity financing in conjunction with additional proposed acquisitions.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note D -Significant Accounting Policies

           Consolidation Policy

           The accompanying consolidated financial statements include the accounts of the company and all of its wholly owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation

           Use of Estimates in Financial Statement Preparation

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

           Inventory

           Inventories are stated at the lower of cost, determined by the first in, first out method, or market.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note D -   Significant Accounting Policies (Continued)

           Impairment of Long Lived Assets

           The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed at September 30, 2004.

           Goodwill is assigned to specific reporting units and is reviewed for possible impairment at lest annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value.

           Income Taxes

           The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109, "Accounting for Income Taxes." Any benefit from net loss carryforwards have been fully reserved for, due to the future uncertainty of the generation of earnings by the Company.

           Basic Loss Per Share

           The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. On August 25, 2004, the Company approved a one-for-twenty reverse stock split; all per share amounts have been retroactively adjusted.

Note E -   Stock Borrowing Liability

           In conjunction with the purchase of the afore mentioned "options", the Company entered into a stock borrowing arrangement whereby several stockholder/officers of the Company transferred approximately 1,000,000 shares pre-split or 50,000 shares on a post split basis of common stock into an escrow account. The shares were subsequently sold with the proceeds of $500,000 being transferred to the company. The Company is obligated to return the shares to the original holders by April 2005. If the Company had to repurchase its stock at September 30, 2004, it would be required to pay $29,000 to acquire the aggregate shares using a $0.029 approximate share price in order to replace such shares for the original contributors of the stock.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note F -   Related Party Transactions

           Payroll services

           The Company has its payroll processed though a "professional employer organization" owned by a publicly traded corporation that has common shareholders, directors and officers. This company processed $90,577 of payroll, taxes and benefits, along with an administration fee of $4,259. Included in accounts payable at September 30, 2004 is a balance due for these services of $25,522.

           Expense reimbursements

           The Company reimburses Company officer/directors for travel, office and other expenses. In addition, certain officers make temporary advances. Accounts Payable includes $36,215 of advances of these types.

           Due Alpha Advisors

           A professional services agreement dated October 9, 2003 was entered into with Alpha Advisors, LLC for a term of one year and renewable for an additional year. Alpha Advisors LLC is an entity owned by stockholders/directors/officers of the Company. The fee for these services was the issuance of 1,000,000 shares of common stock of the Company upon execution of the agreements, $25,000 due at signing of the Tri-State Stores and Alliance Petroleum, Inc. agreements and $6,000 payable on the first of each month thereafter. In addition, a finder's fee of 10% of any new financing was to be paid on funds being committed. Accounts Payable includes $31,000 of such amounts due as of September 30, 2004. The Company and Alpha are currently in the process of converting the debt into equity based upon a discount of 80% from the market price.

Note G -   Related Party Notes and Loans Payable                      Amount
                                                                    -----------
           New Century Capital Consultants, Inc.-Note Payable       $    50,000
           Keystone Nittany Ventures-Loan Payable                        65,800
           Warren Field-Loan Payable                                     50,000
           Former President-Loan Payable                                 42,916
                                                                    -----------
              Total                                                 $   308,716
                                                                    ===========

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note G -   Related Party Notes and Loans Payable (Continued)

           New Century Capital Consultants, Inc.-Note Payable
           The Company on March 16, 2004 entered into a convertible unsecured revolving promissory note agreement with New Century Capital Consultants, Inc. The lender is a stock holder in the company via compensation it received (see Note H). The agreement allows for borrowings up to $500,000 of which $50,000 has been advanced currently. Interest accrues at the rate of 9% per annum payable along with the any outstanding principle balance on March 16, 2005, unless the note is in default. The lender may convert the principal amount and any accrued interest into common stock of the Company based upon a formula equal to 40% below the closing bid price of the stock starting after six months from execution of this agreement. Additionally, on a one time basis the lender upon written demand after the six month can require the Company to prepare and file a registration statement under the Securities and Exchange Act of 1933 for an offering of up to 1,000,000 shares. Also, the agreement allows for "piggyback registration" rights in that the Company must notify the lender and allow the lender to register its shares if the companies file such a registration statement. The agreement contains events of default such as bankruptcy, insolvency, defaults or rendering of judgments on indebtedness in excess of $75,000 on from any other lender. Additionally, the agreement contains certain covenants as prohibition of payment of dividends, retirements or redemptions of capital stock, or the transfer of material assets of the Company. Upon these acts of defaults, the entire amount of principle and interest is immediately due, and interest accrues at a rate of 15% per annum. As of September 30, the Company has not recognized interest on this obligation.

           On October 18, 2004, the company received notice from the lender that, in its opinion, the Company was in default on the arrangement as a result of distributions of to classes of equity holders and possibly transfer of material assets. The lender has made assertions about misappropriation of corporate funds. Management of the Company finds these assertions as unfounded and feel the Company is in compliance with the terms of the agreement.

           Keystone Nittany Ventures-Loan  Payable

           Keystone Nittany Ventures, Inc. (Keystone) is a corporation owned by the President of the Company who is also a director and a major shareholder. Keystone has from time-to-time made advances to the Company. The loan is unsecured and on a demand basis and calls for interest of 8% per annum. At September 30, 2004 the Company has not recognized interest on this obligation.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note G -   Related Party Notes and Loans Payable (Continued)

           Warren Field-Loan Payable

           Warren Field is related to the company by virtue of being a stockholder. His unsecured loan is on a demand repayment basis and accrues interest of 7% per annum. At September 30, 2004, the Company has no interest recognized on this obligation.

           Former President-Loan Payable

           The amount recorded by the Company represents the estimated fair value of the liability of the amount assumed at the time of purchase of APPC. It appears that the liability represents funds advance for the working capital. The obligation is unsecured, as no terms for repayment and non-interest bearing. As a result of other contingencies that of the purchase of AAPC the final settled amount of this liability could be significantly different from the present recorded amount.

Note H -   Stockholders' Equity

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note H -   Stockholders' Equity (Continued)

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

           In junction with change of control of the Company on August 11, 2004, 1,298,750 shares of common and 2,527,500 of preferred stock were issued to newly elected officers of the corporation. The Company recognized the issuance as compensation expense of $1,516,500 for the period ended September 30, 2004. The value was based upon the closing price of the stock as quoted on the "electronic bulletin board market" on August 11, 2004. The Corporation also issued Series A Preferred Stock in the amount of 1,527,500 convertible at a ratio of one share of Series A Preferred Stock to 10 shares of common stock.

Note I -   Commitments and Contingencies

           Harris Bank
           In conjunction with the Bank attempting to collect their debt against certain parties as indicated above in Note C, the bank is requesting that the Company become a party to any forbearance as to collection of the debt, such as becoming a guarantor or buying life insurance for the original makers of the debt. The basis of their claims is that the company is using facilities that secure the original borrowings. It is the opinion of management and counsel of the company that there is no basis and claims or commitments since Alliance or the Company was not a borrower or a guarantor on the debt (management of Alliance are guarantors of the original debt). The Company has offered to enter into negotiations with the bank and is attempting to secure financing to purchase the operating assets being utilized in the operations at fair value. To date the Company has attempted to obtain a listing of the assets; none has been provided.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note I -   Commitments and Contingencies (Continued)

           Compensation for Utilizing Operation Assets
           As indicated in Note C, no rent or compensation of any type has been paid to the entities that claim to have legal title to the operating assets of Alliance. Management has taken the position that since there was no contract or agreement to purchase or for the payment of rentals for these assets, therefore nothing is owed. The consolidated operations for the period since Alliance was acquired do not contain any provision for compensation for use of the facilities. The owner (and former resident of the Company and major shareholder) of the entity that owns the real estate had previously had Alliance recorded $15,000 in rent a month with a corresponding increase to an amount payable to this entity; This is a contingency relating to the business combination that could potentially result in an adjustment of the purchase price of Alliance or additional charges to the Company's operations.

           Amendment of Alliance Petroleum Products Company Agreement
           On June 24, 2004 the Company amended the original agreement removing the contingencies contained in the original document, the most significant being of refinancing certain debt owed Harris Bank (see Note C and above). As part of this amendment the document stated Alliance assumed assumes all payment obligations and all other agreements of Alliance to the Harris Bank,; and all payment obligations and all other agreements of Alliance as set forth in the following four "Promissory Notes":

                  o Alliance is to pay $200,000 to Richard Stiefel after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company and a major shareholder. Richard Stiefel is an officer in Alliance and former shareholder, and currently is an officer/director/ shareholder of the Company. ----It is the position of the Company that since there was no consideration received and the funding from Cornell Capital Corporation was not completed and it is unlikely to be completed that there is no basis for this liability.

                  o Alliance promises to pay American Group Financial, Inc. and/or Jesse Fuller $407,368.09 and any additional sums that AGF or Jesse Fuller owes to Harris Bank. Jesse Fuller is the owner of AGF, the former president of the Company, former director and still a major shareholder. The note accrues interest at 5% per annum. The note due December 1, 2004. Management of the Company's position is that there was not consideration for the note and that Alliance was never a party on any debt obligations to Harris Bank.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements -
(Unaudited) - Continued
September 30, 2004
--------------------------------------------------------------------------------

Note I -   Commitments and Contingencies (Continued)

                  o Alliance is to pay $200,000 to Virginia Gefvert after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company, and a major shareholder. Virginia Gefvert was a former shareholder of Alliance----It is the position of the Company that since the funding from Cornell Capital Corporation was not completed and it is unlikely to be completed that there is no basis for this liability.

                  |X| Alliance is to pay $200,000 to American Group Financial, Inc. after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company, and a major shareholder. Virgina Gefvert was a former shareholder of Alliance. It is the position of the Company that since there was no consideration received and the funding from Cornell Capital Corporation was not completed, it is unlikely to be completed that there is no basis for this liability.

Note J -   Non-Cash Transactions

           Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

Item 2.           Management's Discussion and Analysis and Plan of Operations.

FORWARD LOOKING STATEMENTS


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

OVERVIEW


History and Organization

         American Petroleum Group, Inc., formerly American Capital Alliance, Inc., formerly Prelude Ventures, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 24, 2000. Prior to its acquisition of Alliance Petroleum Products, Inc., he Company had limited business operations and was considered a development stage enterprise. The activities during that period principally have been limited to organizational matters, and examining business and financing opportunities for the Company.


Prior Business Matters

         On March 9, 2001, we acquired a 20 year mining lease from Steve Sutherland, the owner of 24 unpatented lode mining claims, sometimes referred to as the Medicine Project, located in Elko County, Nevada.

         During the nine months ended September 30, 2003, management of the Company terminated the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company's activities on the property. In the opinion of management, there will be no continuing liability. Please see the Company's Schedule 14C Information Statement as filed with the Securities and Exchange Commission on February 13, 2004 and mailed or furnished to Shareholders on February 17, 2004, and incorporated herein by reference, for additional details on this matter.

Business Acquisitions

"TSG" Acquisition
On October 9, 2003, the Company acquired an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG"), and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO"). Tri-State, GMG and SASCO are collectively referred to herein as "TSG." Upon exercise of the option, the Company was to pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition.

Motor Parts Waterhouse, Inc.
The Company issued 5,000,000 shares of common stock for an option to acquire all the outstanding stock of Motor Parts Warehouse, Inc. ("MPW"), of St. Louis, Missouri. In order to exercise the option, the Company must issue an additional 5,000,000 shares of common stock to the shareholders of MPW and pay $2,200,000. This MPW option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. As a result of the financing not being completed, the Company elected not to continue to pursue this acquisition.

Alliance Petroleum Products Company
On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company is to be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company did not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing. This was a material contingency to the transactions and as a result has to be resolved prior to recognition of a business combination. On June 24, 2004(effective date July 1, 2004) the Company ("Prelude") now known as American Capital Alliance, Inc., ("AMAI") and Alliance Petroleum Products Company ("Alliance"), entered into an Amendment to the original Alliance Agreement, dated October 9, 2003 whereby all previous conditions and contingencies were deemed to have been completed or waived and the agreement amended as follows;

      o 5,000,000 shares of AMAI voting capital stock are to be issued to the shareholders of Alliance in the same proportions as the first 5,000,000 shares were issued to them pursuant to the exchange of securities contemplated in the Agreement and Plan of Reorganization upon the execution of this Amendment. The exchange of securities also includes, 1,000,000 shares of preferred shares, with the necessary Certificate of Designation, to allow conversion at the rate of 1 share of preferred to ten (10) shares of common, and to permit the preferred shareholders to vote their shares, at any time after issuance, and after they have been converted, the shares be issued to the shareholders of American in the same proportions as the first 5,000,000 shares were issued to them pursuant to the Agreement and Plan of Reorganization.

      o All the shares to the Alliance shareholders are no longer subject to a two year restriction prior to sale or transfer, but are now only subject to those transfer restrictions under Rule 144 of the Securities Laws.

      o AMAI assumes all payment obligations and all other agreements of Alliance as set forth in the including four "Promissory Notes"; and AMAI assumes all payment obligations and all other agreements of Alliance to the Harris Bank.

The operations of Alliance have been consolidated with the results of AMAI since July 1, 2004. American Petroleum Group, Inc. formerly American Capital Alliance, Inc. (the "Company") is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. The Company's current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry. After the above acquisition, the Company is no longer considered a "development state entity"

PLAN OF OPERATIONS

         We were a startup, development stage Company prior to the acquisition of Alliance Petroleum Products Company (AAPC) and did not realized any revenues from our business operations until that time. However at time of acquiring APPC its sales volume was at a point below its break even point and there fore was losing money. Management of the Company feels that APPC is operating at a small percentage of its capacity with its major constraint on increasing volume being that of financing raw materials for manufacturing and some other limited variable manufacturing costs. Accordingly, we must raise money from sources other than the operations of this business. Our only other source of cash at this time is investments by others in our Company. We must raise cash to complete the acquisitions and stay in business.

We must also obtain additional financing to either purchase our operating assets or obtain working capital for leasing arrangements

To meet our need for cash, we are attempting to raise debt and equity financing to complete the acquisitions described in this document and fund the Company's on-going operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and can not raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely


Limited Operating History.


         The only historical financial information about our Company on which to base an evaluation of our performance is the last three months after the acquisition of APPC which was generating losses at the time of acquisition . We can not guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. We are seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and our on-going operations.

         We have no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to shareholders.


Liquidity, Capital Resources and Operations

         Since the Company's inception, the Company has raised funds from officer/stockholder advances, from private sales of its common shares and approximately $500,000 from sale of borrowed stock contributed by the Company's promoters. This money has been utilized for start-up costs and operating capital. For each of the three and nine months ending September 30, 2004, the Company has sustained operating losses of $1,681,753 and $1,833.925, respectively, of which for each of the three month and nine months ended September 30, 2004, were $1,516,500 and $1,523,200, respectively, for the payment for professional services rendered to the Company and compensation to certain officers.

         In this regard, the Company's plan of operations for the next 12 months is to pursue profitable business acquisitions, and obtain financing to increase the sale volume of APPC.. Product research and development is expected is expected to be minimal during the period. Additionally, the Company does not expect any change in number of employees other than through acquisitions.

RISK FACTORS


Contingencies
Harris Bank
         In conjunction with the Bank attempting to collect their debt against certain parties, the bank is requesting that the Company become a party to any forbearance as to collection of the debt, such as becoming a guarantor or buying life insurance for the original makers of the debt. The basis of their claims is that the company is using facilities that secure the original borrowings. It is the opinion of management and counsel of the company that there is no basis and claims or commitments since Alliance or the Company was not a borrower or a guarantor on the debt (management of Alliance are guarantors of the original debt). The Company has offered to enter into negotiations with the bank and is attempting to secure financing to purchase the operating assets being utilized in the operations at fair value. To date the Company has attempted to obtain a listing of the assets; none has been provided.

Compensation for Utilizing Operation Assets
         No rent or compensation of any type has been paid to the entities that claim to have legal title to the operating assets of Alliance. Management has taken the position that since there was no contract or agreement to purchase or for the payment of rentals for these assets, therefore nothing is owed. The consolidated operations for the period since Alliance was acquired do not contain any provision for compensation for use of the facilities; The owner (and former president of the Company and major shareholder) of the entity that owns the real estate had previously had Alliance recorded $15,000 in rent a month with a corresponding increase to an amount payable to this entity; This is a contingency relating to the business combination that could potentially result in an adjustment of the purchase price of Alliance or additional charges to operations.

Amendment of Alliance Petroleum Products Company Agreement
     On June 24, 2004 the Company amended the original agreement removing the contingencies contained in the original document, the most significant being of refinancing certain debt owed Harris Bank. As part of this amendment the document stated Alliance assumed assumes all payment obligations and all other agreements of Alliance to the Harris Bank,; and all payment obligations and all other agreements of Alliance as set forth in the following four "Promissory Notes".:

      o Alliance is to pay $200,000 to Richard Stiefel after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company and a major shareholder. Richard Stiefel is an officer in Alliance and former shareholder, and currently is an officer/director/ shareholder of the Company. ----It is the position of the Company that since the funding from Cornell Capital Corporation was not completed and it is unlikely to be completed that there is no basis for this liability.

      o Alliance promises to pay American Group Financial, Inc. and/or Jesse Fuller $407,368.09 and any additional sums that AGF or Jessee Fuller owes to Harris Bank. Jessee Fuller is the owner of AGF, the former president of the Company, former director and still a major shareholder. The note accrues interest at 5% per annum. The note due December 1, 2004. Management of the Company's position is that there was not consideration for the note and that Alliance was never a party on any debt obligations to Harris Bank.

      o Alliance is to pay $200,000 to Virginia Gefvert after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company, and a major shareholder. Virginia Gefvert was a former shareholder of Alliance. It is the position of the Company that since the funding from Cornell Capital Corporation was not completed and it is unlikely to be completed that there is no basis for this liability.

      o Alliance is to pay $200,000 to American Group Financial, Inc. after all amounts have been paid to Jessee Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company, and a major shareholder. Virginia Gefvert was a former shareholder of Alliance. It is the position of the Company that since the funding from Cornell Capital Corporation was not completed and it is unlikely to be completed that there is no basis for this liability.

Much of the information included in filing includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined above. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

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

Limited Operating History.  Need for Additional Capital

         There is limited financial information about our Company on which to base an evaluation of our performance. We were a development stage Company prior to the acquisition of APPC and have not generated any substantial revenues from operations. We can not guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. We are seeking equity and debt financing to provide the capital required to fund the proposed acquisitions and our on-going operations.
         We have no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to shareholders.
         We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

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

"Penny Stock" Rules May Restrict the Market for the Company's Shares
         Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitabe inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

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

Item 3.           Controls And Procedures

         The registrant's new Principal executive financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2004 has concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

         The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

There is a threatened action by the Harris Bank of Chicago, Illinois with respect to a defaulted loan agreement. Harris Bank claims to have a lien on the equipment used by the Registrant in its operations. The Registrant has had contact with Harris Bank and is attempting to resolve the matter. In the event that a resolution is not resolved in a manner satisfactory to the Registrant, it could result in the seizure of the equipment and have a material adverse effect on the operations of the Registrant.

Item 2.           Changes In Securities

Effective August 25, 2004, the control of the Registrant changed. This was due to appointment of the new Directors. In addition, the Registrant issued a controlling block of shares to the persons identified. These shares consisted of shares of common stock and shares of preferred stock Series A, convertible to common stock at a ratio of one share of preferred to 10 shares of common, with immediate voting rights as if they were converted to common stock. The shares were issued as part of compensation packages for the services to be rendered to the registrant.

In addition, shares of common stock were issued, in a total amount of 15,000,000 pre-reverse split, in exchange for any preferred stock that was to be issued pursuant to the Amendment to Agreement and Plan of Reorganization, previously filed by Form 8-K, as well as making the effective date of the Amendment August 1, 2004.

The shares issued are as follows:

                             No. of Common    No. of Preferred(1) % ownership(1)
                             --------------   ------------------  --------------
James W. Zimbler                  500,000         1,000,000            13.6
Richard Carter                    535,000         1,000,000            14.3
George L. Riggs, III               75,000           150,000            *
Michael S. Krome, Esq              75,000           150,000            *
Alpha Advisors, LLC (2)           113,750           227,500            * (2)
Richard Steifel                   290,000                --            7.75
Chris Hansen                      222,500                --            5.9
Jesse Fuller                      575,000                --            23.7
Alfred Ciella                      20,000                --            *

      (1) Percentage of ownership does not include conversion ration of preferred stock at a rate of one share of preferred stock to ten shares of common stock.
      (2) Alpha Advisors, LLC is controlled by James W. Zimbler, Richard Carter, George L. Riggs, and Michael S. Krome. When all of the ownership percentages are added, the control percentage for Alpha Advisors LLC is 34.7%, not counting the conversion of the preferred stock, if voted as a block.

Effective November 1, 2004, the Company completed the following actions:

      1. Change of name of the Corporation to American Petroleum Group, Inc., with an accompanying change of its trading symbol, to "AMPE", and
      2. Completion of a reverse stock split of Twenty (20) old shares of common stock for each One (1) new share of common stock. This resulted in a reduction of the total issued and outstanding shares of the Company after to the completion of the reverse split of 3,740,000.

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no items submitted to a vote of security holders during the quarter ended September 30, 2004, other than a vote by the majority of shares entitled to vote to approve a reverse split of the common stock of the Company twenty
(20) old shares for each one (1) new share of common stock, effective November 1, 2004

Item 5. Other Information

                  None

Item 6.  Exhibits And Reports On Form 8-K

         a. Exhibits:
         3.1      Articles of Incorporation of the Registrant, as amended*
         3.2      By-laws of the Registrant, as amended*
         31.1     Section 302 Certification
         32.1     Section 906 Certification

         ------------
* Previously filed as an exhibit to the Company's Form 10-SB filed on June 26, 2001

         b. Reports on Form 8-K filed during the three months ended September 30, 2004.

On July 9, 2004, we filed an 8-K-A, with respect to Item 2, amending the Form 8-K filed on November 6, 2003. On September 20, 2004, we filed a Form 8-K with respect to Item 5.01 Changes in Control of Registrant

Subsequent Events
On November 3, 2004, we filed a Form 8-K with respect to Item 5.03, Amendments to Articles of Incorporation or By-laws; Change in Fiscal Year, with respect to an amendment to the name of the Registrant; and Item 8.01, Other Events with respect to a reverse split of the common stock and new trading symbol

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 22, 2004                  American Petroleum Group, Inc.

                                           /s/ James W. Zimbler
                                           -----------------------------------
                                           James W. Zimbler, Interim President

                                           /s/ George L. Riggs
                                           -----------------------------------
                                           George L. Riggs, III, CFO