Form 10KSB
period 2004-12-31
American Petroleum Group Inc
filed 2005-04-01
CIK 1138593

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2004

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934: For the transition period from   _________ to _________

                      Commission file number: 000-49950

                        AMERICAN PETROLEUM GROUP, INC.
                        ------------------------------
                (Name of small business issuer in its charter)

Nevada                                              98-0232018
--------------------------------------------        ---------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                    Identification No.)

1400 N. Gannon Drive, 2nd Floor, Hoffman Estates, IL 60194
----------------------------------------------------------
(Address of Principal executive offices)              (Zip Code)

Issuer's telephone number: (847) 805-0125
                           --------------

Securities registered under Section 12(b) of the "Exchange Act"

Common Share, Par Value, $.0001
-------------------------------
       (Title of each Class)

Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year:  $857,172
                                                         -------

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of March 29, 2005, was approximately $1,217,937.50.

The number of shares of Common Stock outstanding, as of March 29, 2005 was:
4,315,000

Transitional Small Business Disclosure Format (check one): Yes [_];   No  [X]

                        AMERICAN PETROLEUM GROUP, INC.
                         ANNUAL REPORT ON FORM 10-KSB

                   For Fiscal Year Ended December 31, 2004

                                    INDEX
                                                            Page No:

PART I ......................................................... 3

ITEM 1.     DESCRIPTION OF BUSINESS............................. 3
ITEM 2.     DESCRIPTION OF PROPERTY............................. 11
ITEM 3.     LEGAL PROCEEDINGS................................... 12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDEDRS............................................ 13


PART II ........................................................ 13

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS................................. 13
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION........................................... 16
ITEM 7.     FINANCIAL STATEMENTS................................ 17
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.......................................... 18
ITEM 8A.    CONTROLS AND PROCEDURES ............................ 19


PART III ....................................................... 20

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
            THE EXCHANGE ACT.................................... 20
ITEM 10     EXECUTIVE COMPENSATION.............................. 23
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWERNS
            AND MANGAEMENT...................................... 24
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 25
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.................... 26
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES ............. 27

                         American Petroleum Group, Inc.

                                     Part I


Item 1.  Description of Business

FORWARD LOOKING STATEMENTS
The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW
History and Organization
American Petroleum Group, Inc., formerly American Capital Alliance, Inc., formerly Prelude Ventures, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 24, 2000. Prior to its acquisition of American Petroleum Products, Inc., formally Alliance Petroleum Products, Inc., the Company had limited business operations and was considered a development stage enterprise. The activities during that period principally have been limited to organizational matters, and examining business and financing opportunities for the Company.

Prior Business Matters and Failed Business Acquisitions.
      On March 9, 2001, we acquired a 20-year mining lease from Steve Sutherland, the owner of 24 unpatented lode-mining claims, sometimes referred to as the Medicine Project, located in Elko County, Nevada. The lease was terminated at some point

      During the nine months ended December 31, 2003, management of the Company terminated the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company's activities on the property. In the opinion of management, there will be no continuing liability. Please see the Company's
Schedule 14C Information Statement as filed with the Securities and Exchange Commission on February 13, 2004 and mailed or furnished to Shareholders on February 17, 2004, and incorporated herein by reference, for additional details on this matter.

      On April 1, 2003, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Pascal Energy, Inc., a Canadian corporation, by the issuance of 5,000,000 common shares, restricted under Rule 144 of the Securities Act of 1933 and at a later date, issue 5,000,000 common shares, restricted under Rule 144 subject to the Company paying not less than $1,000,000 accumulated dividends to its shareholders of record. Pascal Energy, Inc.'s business has to provide servicing for the oil and gas industry.

      The Company determined that the transaction could not be completed due to the inability to complete a comprehensive due diligence. The shares of common stock previously transferred in anticipation of the completion of the transaction were returned to the treasury of the Company and canceled.

"TSG" Acquisition
On October 9, 2003, the Company acquired an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG"), and SASCO Springfield Auto Supply

Company, a Delaware Corporation ("SASCO"). Tri-State, GMG and SASCO are collectively referred to herein as "TSG." Upon exercise of the option, the Company was to pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition and let the option lapse.

Motor Parts Waterhouse, Inc.
The Company issued 5,000,000 shares of common stock for an option to acquire all the outstanding stock of Motor Parts Warehouse, Inc. ("MPW"), of St. Louis, Missouri. In order to exercise the option, the Company must issue an additional 5,000,000 shares of common stock to the shareholders of MPW and pay $2,200,000. This MPW option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. As a result of the financing not being completed, the Company elected not to continue to pursue this acquisition and let the option lapse.

Alliance Petroleum Products Company
On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company is to be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose if the Company did not arrange the funding within 150 days from the date of the execution of the Alliance Agreement.
Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing. This was a material contingency to the transactions and as a result has to be resolved prior to recognition of a business combination. On June 24, 2004 (effective date July 1, 2004) the Company ("Prelude") now known as American Petroleum Group, Inc., ("AMPE") and Alliance Petroleum Products Company ("Alliance"), entered into an Amendment to the original Alliance Agreement, dated October 9, 2003 whereby all previous conditions and contingencies were deemed to have been completed or waived and the agreement amended as follows;
   o 5,000,000 shares of AMAI voting capital stock are to be issued to the shareholders of Alliance in the same proportions as the first 5,000,000 shares were issued to them pursuant to the exchange of securities contemplated in the Agreement and Plan of Reorganization upon the execution of this Amendment. The exchange of securities also includes, 1,000,000 shares of preferred shares, with the necessary Certificate of Designation, to allow conversion at the rate of 1 share of preferred to ten (10) shares of common, and to permit the preferred shareholders to vote their shares, at any time after issuance, and after they have been converted, the shares be issued to the shareholders of American in the same proportions as the first 5,000,000 shares were issued to them pursuant to the Agreement and Plan of Reorganization.
   o All the shares to the Alliance shareholders are no longer subject to a two-year restriction prior to sale or transfer, but are now only subject to those transfer restrictions under Rule 144 of the Securities Laws.
   o AMAI assumes all payment obligations and all other agreements of Alliance as set forth in the including four "Promissory Notes"; and AMAI assumes all payment obligations and all other agreements of Alliance to the Harris Bank.

It is the opinion of current management that the terms of the amendment as contained above, are unenforceable against the Company. It is the belief and opinion of current management that the former control person(s) of the Company attempted to bind the Company for debts due and owing from a transaction the Company was not a party to, did not hold any assets from or any obligation to repay and monies lent against assets. This is better described as the "threatened Litigation from Harris Bank" as set forth in
Item 3. Litigation

The operations of Alliance have been consolidated with the results of AMAI since July 1, 2004. American Petroleum Group, Inc. which was formerly American Capital Alliance, Inc. (the "Company") is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. The Company's current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry. After the above acquisition, the Company is no longer considered a "development state entity"

Subsequent Transactions
On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/or Oilmatic International, Inc., for shares of common stock of the Registrant.

As part of the transaction, Michael Allora, President of Oilmatic will assume, after the closing of the transaction, the position of President and Chief Operating Officer of American Petroleum as well as Oilmatic. Mr. Allora has extensive experience in the delivery of bulk liquids and related products to businesses, retail and wholesale, in the restaurant field.

Oilmatic is a food service distribution company that supplies a closed loop Bulk Cooking Oil Supply and Management system. Its patented state of the art handheld Dipstick(R) design dispenses and removes cooking oil with the simple push of a button at the deep fryers. The system also consists of separate
fresh oil and waste oil tanks.   A key switch allows management to control
unnecessary oil fills and disposals. This system completely eliminates the practice of employees manually removing hot used oil which significantly reduces slips, falls and burns, as well as the hard labor of unloading and retrieving heavy boxes of oil. Additionally, the system eliminates hazardous grease spills both inside and outside of the store that cause grease fires and grease trap build-ups that pollute our environment.

It is anticipated that the transaction will close after the end of the first fiscal quarter of 2005. While there can be no assurance the transaction will close, the Company is confident that the parties will execute definitive agreements as scheduled.

PLAN OF OPERATIONS
------------------
      We were a startup, development stage Company prior to the acquisition of American Petroleum Products Company ("APPC") and did not realize any revenues from our business operations until that time. However at time of acquiring APPC its sales volume was at a point below its break even point and therefore was losing money. Management of the Company feels that APPC is operating at a small percentage of its capacity with its major constraint on increasing volume being that of financing raw materials for manufacturing and some other limited variable manufacturing costs. In addition, it is currently not generating profits of sufficient amount to support the other operations of the parent Company. Accordingly, we must raise money from sources other than the operations of this business. Our only other source of cash at this time is investments by others in our Company. We must raise cash to complete the acquisitions and stay in business.

In order to raise capital for operations of the parent Company and to complete the Oilmatic transaction, the Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible debenture for a total amount of $500,000 at 7% interest. The Note is convertible into shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time the Company entered into with Cornell Capital Partners LP a total Standby Equity Distribution Agreement for up to $10,000,000 equity line.

We must also obtain additional financing to either purchase our operating assets or obtain working capital for leasing arrangements

To meet our need for cash, we are attempting to raise debt and equity financing to complete the acquisitions described in this document and fund the Company's on-going operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and can not raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely

Limited Operating History.
The only historical financial information about our Company on which to base an evaluation of our performance is the last six months after the acquisition of APPC which was generating losses at the time of acquisition . We cannot guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. We are seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and our on-going operations.

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

In this regard, the Company's plan of operations for the next 12 months is to pursue profitable business acquisitions, and obtain financing to increase the sale volume of APPC. Product research and development is expected to be minimal during the period. Additionally, the Company does not expect any change in number of employees other than through acquisitions.

Results of Operations:
For the Year Ending December 31, 2004 vs. December 31, 2003
-----------------------------------------------------------
Until July 1, 2004, the commencement of the third fiscal quarter of the Company's fiscal year, the Company did not have an operating unit.
Therefore, a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Company. Subsequent to July 1, 2004, the Company had $857,172 in sales, with the cost of revenues of $732,722 and other expenses, including interest expense of $25,475 and impairment of Goodwill of $822,262for a total expense of $3,299,908.

Liquidity and Financial Resources
---------------------------------
During the twelve months ended December 31, 2004, net cash used by operating activities was $1,441,080. The Company incurred a net loss of $3,175,458 for the twelve months ended

December 31, 2004; the company still has a net operating loss even if the stock compensation expense of $1,523,200 and Impairment expense of $822,262 did not occur. Additionally at December 31, 2004, current liabilities exceed current assets by approximately $1,289,200; these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. The company is currently pursuing private debt and equity sources. It is the intention of the Company's management to also improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully. As shown in the financial statements, the Company incurred a net loss of $3,175,458 during the year ended December 31, 2004 and has incurred substantial net losses for each of the past two years. At December 31, 2004, current liabilities exceed current assets by $1,289,200. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

      Administrative expenses for the fiscal year ended December 31, 2004, including impairment losses and stock compensation expenses was $3,299,908 resulting in losses from operations of $3,175,458. Included in these amounts
are expenses for stock compensation expense of $1,523,200.   The increases in
the remainder of Administrative expensed are due to the start up of the operations due to increases in personnel, professional, professional fees, and a generally higher level of fixed administrative expenses. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase as a result of the business derived from APPC.

Inflation
      The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Provision for Income Taxes
      The company has determined that it will more likely than not use any tax net operating loss carry forward in the current tax year and has taken and therefore has a valuation amount equal to 100% of any asset.

Employees:
As of December 31, 2004, we employed approximately 29 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with or employees are good.



Item 2. Description of Property
The Company currently occupies a sub-lease, for the administrative offices, located at 1400 North Gannon Drive, Hoffman Estates, Illinois (847-805-0125. We occupy approximately 700 square feet comprising three offices. Our rent is $1,000 per month. We have no lease and have an oral month-to-month agreement with the leaseholder of the office space, which is the former President of the Company. The space is adequate for the currently needs of the Company. If the month-to-month tenancy was to end, we would be able to move our operations without a significant disruption of operations.

The Company's wholly-owned subsidiary, American Petroleum Products, Inc., operates from a manufacturing and distribution facility located at 5841 W.
66th Street, Bedford Park, Il. The
facility is comprised of approximately 36,000 sq. ft. The facility is sufficient for the needs of the wholly-owned subsidiary for the foreseeable future. The Company does not have a formal lease and is presently not paying rent for this property due to a dispute with the former President of the Company, who is also the owner of this property. We are attempting to reach a resolution with the former President and landlord of the property. If we are not able to successfully resolve the dispute, and are forced to vacate the facility, it will have a substantial material effect on the ability to operate the subsidiary.



Item 3. Legal Proceedings
Other than described below, there are no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel. There have been no changes in the company's accountants, or disagreements with its accountants since its inception.

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

The Company received a letter, dated February 28, 2005, from the Attorney for Concentric Consumer Marketing, Inc., in connection with certain sums owed by American Petroleum Products Corporation ("APPC"), a wholly owned subsidiary of the Company, in the amount of $13,000 per month for the past four (4) months, for services. There is no way to determine at this time the validity of the claim, or any possible outcome or if the claim is material to the Company, or even if litigation will be commenced against the Company and/or APPC.

Indemnification of Officers and Directors
-----------------------------------------
      At present we have not entered into individual indemnity agreements with our Officer or Director. However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Nevada law, our directors and officers against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our directors and officers and our stockholders for monetary damages will be limited.


Item 4. Submission of Matters to a Vote of Security Holders
        On February 15, 2005, the majority of shares entitled to vote approved certain actions as set forth in the Schedule 14C filed with the SEC on February 24, 2005, consisting of:

  1. Electing and appointing the Board of Directors and Officers of American Petroleum Group, Inc.;
  2. Ratified the appointment of Brown Smith Wallace LLC as our independent public accountants for the fiscal year ending December 31, 2003 and 2004;
  3. Adoption of a Code of Ethics for the Executive Officers of American Petroleum Group, Inc., and
  4. Approving the purchase of all interest in, all assets and stock of Oilmatic Systems, LLC ("Oilmatic Transaction" or
        "Transaction").



                                   Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:
--------
We are authorized to issue 100,000,000 shares of Common Stock, at a par value
$.0001 per share.   As of March 29, 2005, the latest practicable date, there
are 4,315,000 shares of common stock outstanding. The number of record holders of Common Stock as of December 31, 2004 is approximately 50.

Common Stock:
-------------
The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

Price Ranges of  American Petroleum Group, Inc. Common Stock:
-------------------------------------------------------------
Market Information
The Company's Common Stock is traded on the NASD OTC Bulletin Board under the
symbol "AMPE."   It was previously traded under the symbol "AMAI" until
October 29, 2004, "PLUD" until February 23, 2004, and "PLUV from September 12, 2002 until December 31, 2002.

There is currently a limited trading market for the Company's Common Stock with the price being very volatile. The following chart lists the high and low closing bid prices for shares of the Company's Common Stock for each month within the last fiscal year. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

Fiscal Year 2004:       High Bid    Low Bid     High Ask    Low Ask
-----------------       -------------------------------------------
January 2004            1.05        0.71        1.07        0.75
February 2004           0.81        0.37        0.85        0.41
March 2004              0.43        .022        .048        .025
April 2004              0.32        0.11        0.35        0.13
May 2004                0.17        0.05        0.18        0.06
June 2004               0.12        0.045       .015        0.032
July 2004               0.1         0.03        0.12        0.05
August 2004             0.13        0.025       0.15        0.032

September 2004          0.05        0.021       0.055       0.025
October 2004            0.06        0.025       0.07        0.029
November 2004 (1)       1.4         .01         5           .07
December 2004           1.1         0.56        2           0.9

1     Taking into effect a reverse split of 20 to 1, effective November 2004

Fiscal Year 2005:       High Bid    Low Bid     High Ask    Low Ask
-----------------       --------------------------------------------
January 2005            0.92        0.65        1.12        0.75
February 2005           1.03        0.65        1.1         0.8


Liquidation:
------------
In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Dividend Policy:
The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

Stock Transfer Agent:
---------------------
Effective March 1, 2005, our transfer agent and registrar of the Common Stock is Manhattan Transfer Registrar Co., P.O. Box 756. Miller Place, NY 11764,
(631) 585-7341; fax (631) 580-7766.

Recent Sales of Unregistered Securities
---------------------------------------
The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in Item 12 "Certain Relationships and Related Transactions" set forth hereafter

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-looking Information
---------------------------
      Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect" "anticipate" and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

Item 7.       Financial Statements

               American Petroleum Group, Inc. and Subsidiaries

                        Index to Financial Statements

                                   CONTENTS

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On November 16, 2004, the current Interim President of the Registrant in discussions with Amisano Hanson, became aware that the Registrant had not properly informed Amisano Hanson of its dismissal, and the Registrant had failed to comply with the notification provisions of Form 8-K for dismissal of the previous auditor and appointment of the new auditor. Accordingly, the current management, on November 16, 2004 notified its previous independent auditor, Amisano Hanson, Chartered Accountants, 750 West Pender Street, Suite 604, Vancouver Canada, V6C 2T7, 604-689-0188, that it was replaced as the Independent Auditor of the Registrant, by Brown Smith Wallace LLC. This action was previously approved by the Board of Directors on or about February 19, 2004.

Members of The Board of Directors and Officers of the Registrant have discussed these facts with Amisano Hanson, and have discussed the actions necessary to correct the problem.

The audit reports of, Amisano Hanson, Chartered Accountants, 750 West Pender Street, Suite 604, Vancouver Canada, V6C 2T7, 604-689-0188 on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, or modified as to audit scope or accounting principles, however the auditors qualified their report as to the uncertainty that the Company would continue as a going concern. During the period of their engagement, there were no disagreements between Amisano Hanson, and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused them to make reference to the subject matter of the disagreement in connection with its reports on the Registrant's financial statements, other than the fee dispute that has arisen between the parties.

The Registrant has furnished Amisano Hanson with a copy of this report and has requested them to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the resignation letter is to be attached as Exhibit 16 to this Form 8-K.

On February 19, 2004, the management of the Registrant engaged Brown Smith Wallace LLC, located at 1050 N. Lindbergh Blvd. St. Louis, MO 63132, Telephone 314.983.1200, as its independent auditors to audit its financial statements for the fiscal year ended December 31, 2003. The decision to retain Brown Smith Wallace LLC was approved by the Registrant's board of directors at that time. Prior to the engagement, Registrant did not consult with Brown Smith Wallace LLC regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Registrant's financial statements, as well did not consult with Brown Smith Wallace LLC, as to the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue.


Item 8a.    Controls and Procedures
We recently acquired American Petroleum Products Corp., our main operating
entity, after taking control of the parent Company in September 2004.   As
such, the company is just developing and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), who became CFO in September 2004, and the Controller, who became CFO in March 2005.

Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.




                                   Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following were elected to the Board of Directors, effective February 15, 2005:

Ron Shapss              58          Chairman of the Board
James W. Zimbler        39          Director and President
Richard Carter          36          Director and Vice-President
William Bossung         47          Director and VP of Corporate Finance
Michael S. Krome        43          Director and General Counsel
George L. Riggs, III    53          Director

Elliot Cole Esq.        71          Director
James Carroll           54          Chief Financial Officer

Ron Shapss, 58, Chairman of the Board
Mr. Shapss is the founder of Ronald Shapss Corporate Services, Inc., ("SCS") a company engaged in consolidating fragmented industries since 1992. RSCS was instrumental in facilitating the roll-up of several companies into such entities as U.S. Delivery, Inc., Consolidated Delivery & Logistics, Inc. Mr. Shapss was also the founder of Coach USA, Inc. A 1970 graduate of Brooklyn Law School, Mr. Shapss is a member of the New York bar.

James W. Zimbler, 39, Director and Interim President
Mr., Zimbler has been a principal of Alpha Advisors, LLC, since its inception in May 2002. Alpha is involved as a consultant in the mergers and acquisitions of public companies, and consulting for private companies that wish to access the public markets. Prior to becoming a founding member of Alpha, he was involved in consulting for capital raising, re-capitalization and mergers and acquisitions for various clients. Mr. Zimbler is one of the initial shareholders in Humana Trans Services Holding Corp. (OTCBB "HTSC"). Mr. Zimbler has recently focused his energies in the field of turnarounds of small emerging private and public companies.

Richard Carter, 36, Director and Vice-President
1998 - 2002  GunnAllen Financial, Senior Vice President
2002 - 2004  National Securities, Senior Vice President
Richard D. Carter joined American Petroleum Group, Inc. from the
investment-banking field.   Mr. Carter has been responsible for raising
investment capital for 14 years. Mr. Carter's main focus will be spent on implementing financial systems and continued funding related to growth and acquisitions.

William Bossung, 47, Director and Vice President of Corporate Finance
Mr. Bossung has over 18 years of diversified financial experience. For approximately the last ten years Mr. Bossung has been President of Alliance Financial Network, Inc., which provides financial consulting for public and private companies. From early 1995 until mid 1997, Mr.

Bossung was the Director of Corporate Finance for Chadmoore Wireless Group, Inc., which was subsequently acquired by Nextel.

Michael S. Krome, Esq., 43, Director and General Counsel
Michael S. Krome was admitted to practice Law in the State of New York in February 1991, and in the United States District Court for the Eastern District of New York in June 1991 and Southern District of New York in November 1994. He has been a Director of Human Trans Services Holding Corp (OTC BB "HTSC") since January 2004. Since 1991 he has practiced law as a sole practitioner with a General Practice. Since 2001 he has concentrated his practice in representing Public Corporations. He is a graduate of the State University of New York at Albany and graduated from the Benjamin N. Cardozo School of Law in June 1990. From February 1999 to November 1999, he was Vice President of Legal Affairs of Fortune Media, Inc., (now known as Wayne's Famous Phillies, Inc.). From April 2000 until January 2001, he was a Director and Counsel to Universal Media Holdings, Inc., know known as Genio Group, Inc.

George L. Riggs, III, C.P.A., 53, Director
George L. Riggs, III, C.P.A., was the founder and Managing partner of Riggs & Associates, LLP prior to joining the firm of Centerprise/Scillia Dowling & Natarelli (formerly Simione Scillia Larrow & Dowling LLC) as an audit and accounting principal. He left the firm in October 2002 to return to a solo practice. He has been a Director of Human Trans Services Holding Corp (OTC BB
"HTSC") since July 2003.   He specializes in public and privately held
corporations, with significant experience in mergers and acquisitions, litigation support, and bankruptcy and reorganizations matters. He has over twenty-five years experience in public accounting, including 13 years as a partner at Deliotte & Touche, LLP. He spent ten years as the Professional Practice Director for the Hartford, New Haven and Waterbury offices. In this position, he was responsible for the review of all engagements to ascertain compliance with professional guidelines and technical consultations on all clients in the areas of accounting, auditing and securities. He is a graduate of the University of Hartford where he received the Regents Honor award for graduating first from the school of business administration. He also holds an MBA degree from the University of Connecticut with a specialization in finance. He received a certificate of merit from the Massachusetts Society of CPAs for passing the CPA exam at the first sitting. George has conducted many continuing education seminars for his prior firms and the Connecticut Society of CPAs as well as spoken to many professional groups on certain industry, technical and financing subjects. He holds CPA certificates in Connecticut and Vermont. He is a member of the American Institute of Certified Public Accountants, the Connecticut Society of Certified Public Accountants, and Institute of Management Accountants. Mr. Riggs resigned as CFO on March 17, 2005.

Elliot Cole, Esq., 71, Director
Partner, Patton Boggs LLP. Elliot Cole has practiced corporate law for 40-plus years, more than 30 of which he has been a partner at Patton Boggs LLP. He has been a Director of Human Trans Services Holding Corp (OTC BB "HTSC") since May 2004. His expertise is rooted in the representation of early-stage companies. As a counselor of startups through mezzanine and later-stage financing, Mr. Cole assists with bringing companies in a wide range of businesses along to maturity. His broad-based contacts with financiers and investors have provided capital and management assistance to a number of the firm's clients over the years. Mr. Cole has served on the boards of several business, community and social organizations. He has been a trustee of Boston University, his alma mater, for over 20 years, having served on its Investment Committee and Community Technology Fund.

James J. Carroll, 54, Chief Financial Officer
James J. Carroll was the founder of Kevney Consulting Group, Ltd (Kevney). and has been active in Kevney since 2001. Kevney provides diversified financial and management services to its clients, including merger and acquisition, reorganization and debt financing consulting and interim chief financial officer services. Mr. Carroll has over 30 years of financial experience, including 13 years in public accounting with 5 years as a partner with a regional public accounting firm. He also has over 15 years of experience in private industry, including positions as COO and CFO for various manufacturing and distribution companies.


Item 10. Executive Compensation
      For the fiscal year ended December 31, 2004, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

                              Capacities in                                             Aggregate
                              Which Remuneration                             Cash       Restricted Share
Name                          was Received              Period Ended         Payment    Remuneration
----------------------------------------------------------------------------------------------------
Ronald Shapss (1)             Chairman of the Board     December 31, 2004    - 0 -     - 0 -
James W. Zimbler              Interim President         December 31, 2004    $ 52,250  $600,000 (2)
Richard Carter                Vice-President            December 31, 2004    $ 51,100  $600,000 (2)
George L. Riggs, III (3)      Chief Financial Officer   December 31, 2004    $ 20,193  $ 90,000 (2)
Michael S. Krome, Esq.        General Counsel           December 31, 2004    $ 13,846  $ 90,000 (2)

(1)   Mr. Shapss was elected Chairman of the Board on February 15, 2005
(2)   Based upon shares of restricted common stock of the Company, discounted
(3)   Mr. Riggs resigned as CFO on March 17, 2005



Director Compensation:
----------------------
Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

Director and Officer Insurance:
-------------------------------
The Company does not have directors and officers ("D & O") liability insurance at this time.


Item 11. Security Ownership of Certain Beneficial Owners and Management
The following table describes, as of the date of this offering, the beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our directors, and by all officers and directors as a group.

Effective August 25, 2004, the control of the Registrant changed. This was due to appointment of the new Directors. In addition, the Registrant issued a controlling block of shares to the persons identified. These shares consisted of shares of common stock and shares of preferred stock Series A, that was convertible to common stock at a ratio of one share of preferred to 10 shares of common (subsequent to the reverse split the amount is .5 per share), with immediate voting rights as if they were converted to common stock. The shares were issued as part of compensation packages for the services to be rendered to the registrant. The series A preferred stock conversion ration is subject to adjustment of the same reverse split of the common stock of 20 to 1 that occurred in the fourth fiscal quarter.
Accordingly, the shares of the series A
preferred stock is convertible into a total of 1,838,750 shares of common stock, and continues to have immediate voting rights equal to that conversion. A total of 4,315,000 are issued and outstanding as of March 29, 2005.

                            No. of Common  No. of Preferred(1)  % ownership(1)
                            --------------------------------------------------
Ronald Shapps(2)            500,000        1,000,000            11.5
James W. Zimbler (2)        500,000        1,000,000            11.5
Richard Carter (2)          535,000        1,000,000            12.3
George L. Riggs, III (2)     75,000          150,000            *
Michael S. Krome, Esq. (2)   75,000          150,000            *
Elliot Cole, Esq. (2)        75,000          150,000            *
Alpha Advisors, LLC (3)     113,750          227,500            *
Richard Steifel             290,000              --              6.7
Chris Hansen                222,500              --              5.1
Jesse Fuller                887,893              --             20.6

Officers and Directors
   (6 persons)            1,873,750        3,677,500            43.4% (4)

(1) Percentage of ownership includes conversion ration of preferred stock at a rate of one share of preferred stock to.5 shares of common stock. All holders of the preferred shares have elected to convert the Series A preferred shares to common stock. The additional shares of common stock have not yet been issued and are not reflected in the table
(2)      Officer and/or Director of the Company.
(3) Alpha Advisors, LLC is controlled by James W. Zimbler,, George L. Riggs, and Michael S. Krome. When all of the ownership percentages are added, the control percentage for Alpha Advisors LLC is 17.6%, including the conversion of the preferred stock, if voted as a block.
(4) Officers and Directors own 41.7% of the issued common stock of the Company. Certain Officers and Directors also own an additional 3,677,500 shares of preferred stock, convertible into .5 shares of common stock each share of preferred, equaling 1,873,750 additional shares of common stock and having immediate voting rights. This give effective voting control over the Company.


Item 12.    Certain Relationships and Related Transactions
Issuance of Stock:
-----------------
We issued 75,000 shares of common stock, and 150,000 shares of Series A preferred stock, to Ronald Shapss as part of his compensation for accepting the position of Chairman of the Board of Directors, January 2005.
We issued 500,000 shares of common stock, and 1,000,000 shares of Series A preferred stock, to Ronald Shapss as part of his compensation for accepting the position of Chairman of the Board of Directors, on February 15, 2005.

We issued shares of the Company as set forth on the Form 8-K filed September 20, 2004, and incorporated by reference, in connection with the change of control of the Company



Item 13.  Exhibits
Index to Exhibits

SEC REFERENCE
NUMBER                  TITLE OF DOCUMENT
------                  -----------------
 3.1              Articles of Incorporation of the Registrant, as amended (1)
 3.2              By-laws of the Registrant, as amended (1)
 99.1             Certification of President Officer pursuant to18
                  U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)
 99.2 Certification of Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)

------------
(1) Previously filed as an exhibit to the Company's Form 10-SB filed on June 26, 2001, and subsequent filings
(2)   Filed herewith


Reports on Form 8-K
      A Current Report on Form 8-K, for Item 2, Changes in Control of Registrant was filed on July 9, 2004 regarding changes to the Board of Directors.
      A Current Report on Form 8-K, for Item 5.01, Changes in Control of Registrant was filed on September 20, 2004 regarding changes to the Board of Directors.
      A Current Report on Form 8-K, for Item 8.01, Other Events was filed on November 3, 2004, regarding the completion for a reverse split of the common stock and change of name of the Registrant.
      A Current Report on Form 8-K, for Item 4.01, Changes in Registrant's Certifying Accountant, 4.02., Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review and 9.01., Financial Statements and Exhibits was filed on February 16, 2005

Item 14. Principal Accounting Fees and Services
      During the fiscal year ended December 31, 2004, we paid a total of $_________ in audit, audit-related, tax or other fees paid for professional services rendered by the independent certified public accountant who audited the financial statements of the Nevada corporation that are filed herewith as those of the Company. See Item 7, "Financial Statements", above.

During the fiscal year ended December 31, 2004, the Registrant did not have an audit committee.



SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Petroleum Group, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on March 31, 2005.

                                AMERICAN PETROLEUM GROUP, INC.


                                By /s/ James W. Zimbler
                                  ---------------------
                                  James W. Zimbler, President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 31, 2005.

Signature                     Title                               Date
----------------------------------------------------------------------
/s/ Ronald Shapss             Chairman                     March 31, 2005
-----------------
Ronald Shapss

/s/ James W. Zimbler          CEO, President               March 31, 2005
--------------------          Director
James W. Zimbler

/s/ James J. Carroll          Chief Financial Officer      March 31, 2005
--------------------
James J. Carroll

                         AMERICAN PETROLEUM GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 2004

TABLE OF CONTENTS
================================================================================

                                                                          Page

Report of Independent Registered Public
    Accounting Firm.......................................................  1

Consolidated Financial Statements

    Consolidated Balance Sheets...........................................  2

    Consolidated Statements of Operations.................................  3

    Consolidated Statements of Stockholders' Equity (Deficit).............  4

    Consolidated Statements of Cash Flows.................................  5

    Notes to Consolidated Financial Statements............................  6

                        Report of Independent Registered
                             Public Accounting Firm


To the Board of Directors and Stockholders
American Petroleum Group, Inc.
Chicago, Illinois


We have audited the accompanying consolidated balance sheets of American Petroleum Group, Inc. and subsidiary (FKA American Capital Alliance, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not properly implemented and accounted for stock option expense in accordance with generally accepted accounting principles. The effect of this departure from generally accepted accounting principles has not been determined (see Note I).

In our opinion, except for the effects of the matter discussed in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Petroleum Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company is dependent on its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors, along with other matters set forth in Note B, raise substantial doubt that the Company will be able to continue as a going concern. Management's plan regarding those matters is also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In connection with a business combination the Company entered into as of July 1, 2004 as discussed in Note F, certain contingencies remain to be resolved as discussed in Note K in order to finalize this transaction.



March 23, 2005

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2004 and 2003
(See Independent Auditors' Report)
================================================================================

                                                   2004             2003
                                                   ----             ----
ASSETS
Current Assets
Cash and cash equivalents                     $        801    $     35,432

Trade accounts receivable,
net of allowance of $22,700
for doubtful accounts                              291,846              --
Advances to others                                 100,000              --
Acquisition deposits                                    --         200,200
Inventory                                          254,944              --
                                              ------------    ------------
Total Current Assets                               647,591         235,632

Equipment
Equipment                                            6,068              --
Less accumulated depreciation                        2,023
                                              ------------    ------------
                                                     4,045              --
                                              ------------    ------------
TOTAL ASSETS                                  $    651,636    $    235,632
                                              ============    ============


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current Liabilities
Book overdraft                                $      5,523    $         --
Trade accounts payable                             629,825          67,792
Accrued interest                                    32,000              --
Accrued professional fees                           45,000              --
Accrued expenses                                    11,187              --
Notes payable to stockholders                      500,000              --
Loans payable to officers/stockholders             713,269              --
                                              ------------    ------------
Total Current Liabilities                        1,936,804          67,792

Notes Payable to Stockholders                           --         500,000

Commitments and Contingences
(Notes B, F, G, I, K and L)

Stockholders' Equity (Deficit)
Preferred stock; 5,000,000 shares;
2,527,500 shares issued and outstanding             25,275              --
Common stock, $0.001 par value;
100,000,000 shares authorized; 3,740,000
and 1,415,000 shares issued and
outstanding in 2004 and 2003, respectively           3,740           1,415
Additional paid-in capital                      11,523,435       9,328,585
Retained (deficit)                             (12,837,618)     (9,662,160)
                                              ------------    ------------
                                                (1,285,168)       (332,160)
                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                              $    651,636    $    235,632
                                              ============    ============

                   The accompanying notes are an integral part of these consolidated financialstatements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2004 and 2003
(See Independent Auditors' Report)
================================================================================

                                                     2004         2003
                                                     ----         ----
Net sales                                       $   857,172    $        --

Cost of goods sold                                  732,722             --
                                                -----------    -----------
Gross Profit                                        124,450             --

Expenses
Acquisition expense                                  10,000        196,200
Professional fees                                   145,293        133,067
Management fees                                          --        136,890
Office expenses                                     140,218          2,979
Compensation expenses                             1,523,200      8,778,000
Termination expenses                                     --        355,000
Payroll and payroll taxes                           390,152             --
Bad debts                                            22,700             --
Outside sales                                        83,707             --
Repairs and maintenance                              14,293             --
Depreciation                                          2,023             --
Advertising and promotion                            60,640             --
Other                                                69,099             --
                                                -----------    -----------
Total Expenses                                    2,461,325      9,602,136
                                                -----------    -----------

Income (Loss) Before Other Items                 (2,336,875)    (9,602,136)

Other Income (Expense)
Forgiveness of debt                                      --         32,442
Interest expense                                    (32,000)            --
Other expense                                      (806,583)            --
                                                -----------    -----------
Total Other Income ( Expense)                      (838,583)        32,442
                                                -----------    -----------
NET INCOME (LOSS)                               $(3,175,458)   $(9,569,694)
                                                ===========    ===========
Loss per share                                  $      1.62    $      1.14
                                                ===========    ===========
Weighted average number of shares outstanding     1,965,414        845,795
                                                ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2004 and 2003
(See Independent Auditors' Report)
================================================================================

                                        Preferred Stock         Common Stock        Additional       Retained
                                        ---------------         ------------          Paid-In        Earnings
                                      Number    Par Value    Number    Par Value      Capital        (Deficit)      Total
                                      ------    ---------    ------    ---------      -------        ---------      -----
Balance at December 31, 2002           -- $         --      750,000  $        750  $     99,250 $    (92,466) $      7,534

  Net loss                             --           --           --            --            --   (9,569,694)   (9,569,694)

  Stock shares issued                  --           --      665,000           665     9,229,335           --     9,230,000
                             ------------ ------------ ------------  ------------  ------------ ------------  ------------
Balance at December 31, 2003           --           --    1,415,000         1,415     9,328,585   (9,662,160)     (332,160)

  Net loss                             --           --           --            --            --   (3,175,458)   (3,175,458)

  Stock shares issued           2,527,500       25,275    2,598,700         2,599     2,194,576           --     2,222,450

Retired common shares                  --           --     (273,700)         (274)          274           --            --
                             ------------ ------------ ------------  ------------  ------------ ------------  ------------
Balance at December 31, 2004    2,527,500 $     25,275    3,740,000  $      3,740  $ 11,523,435 $(12,837,618) $ (1,285,168)
                             ============ ============ ============  ============  ============ ============  ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003
(See Independent Auditors' Report)
================================================================================

                                                       2004          2003
                                                       ----          ----
Cash flows from operating activities:
Net loss                                          $(3,175,458)   $(9,569,694)
Compensation, consulting and termination
 expenses in exchange for shares                    1,523,200      9,248,000
Impairment of goodwill                                822,262             --
Adjustments to reconcile net loss
 to net cash used in operating activities:
Bad debts                                              22,700             --
Depreciation                                            2,023             --
(Increase) decrease in operating assets:
Trade accounts receivable                             (43,863)            --
Advances to others                                   (100,000)            --
Inventory                                             (11,459)            --
Acquisition deposits                                  200,200       (200,200)
Book overdraft                                        (10,559)            --
Prepaid expenses                                           --            400
Increase (decrease) in operating liabilities:
Trade accounts payable                                228,466         60,529
Accrued expenses                                       80,112             --
                                                  -----------    -----------
Net cash used in operating activities                (462,376)      (460,965)

Cash flows from investing activities:
Acquisition of new subsidiary                        (856,200)            --
Purchases of equipment                                 (3,000)            --
                                                  -----------    -----------
Net cash used in investing activities                (859,200)            --

Cash flows from financing activities:
Issuance of common stock                               44,400             --
Increase in additional paid-in capital                629,575        482,000
Issuance of preferred stock                            25,275             --
Proceeds from loans payable                           587,695             --
Loans payable                                              --        (10,000)
                                                  -----------    -----------
Net cash provided by financing activities           1,286,945        472,000
                                                  -----------    -----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                      (34,631)        11,035

Cash and cash equivalents, beginning of year           35,432         24,397

Cash and cash equivalents, end of year            $       801    $    35,432
                                                  ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note A - Company

      The Board of Directors (the "Board") by unanimous written consent dated as of November 18, 2003, and certain stockholders (the "Majority Stockholders") owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of November 18, 2003, approved and adopted resolutions to amend the Company's Certificate of Incorporation. The Certificate of Amendment to the Company's Certificate of Incorporation, already filed with the Secretary of State of Nevada, changed the Company's name to "American Capital Alliance, Inc." from Prelude Ventures, Inc. The name of the Company was changed again on November 1, 2004 to American Petroleum Group, Inc. ("APG") by a vote of the security holders.

      APG is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. APG's current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry. On July 1, 2004, APG acquired 100% of the outstanding stock of American Petroleum Products Company ("APPC"). The accompanying consolidated financial statements include the results of operations of APPC beginning on July 1, 2004. After the above acquisition, the Company is no longer considered a "development stage entity".

Note B - Continuance of Operations

      The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At December 31, 2004, the Company had accumulated losses of $12,837,618 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company is currently pursuing new debt and equity financing in conjunction with future acquisitions. Additionally, approximately $713,000 was raised during the year ended December 31, 2004 from loans payable to officers/stockholders (see Note I) whose proceeds were used for working capital needs, as well as a down payment toward the purchase of an option on one of the proposed acquisitions.

Note C - Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of American Petroleum Group, Inc. and its wholly owned subsidiary, American Petroleum Products Company (the "Company") after elimination of significant intercompany transactions and accounts.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note C - Summary of Significant Accounting Policies (Continued)

      Revenue

      Revenue is recognized when the title to inventory is transferred.

      Trade Receivables

      Concentration of credit risk with respect to receivables, which are unsecured are generally limited due to the wide variety of customers and markets using the Company's products, as well as their dispersion across many geographic areas. The Company maintains allowances for potential credit losses, and such losses have been minimal and within management's expectations. The allowance for doubtful accounts is estimated based on various factors including revenue, historical credit losses and current trends.

      Inventory

      Inventory consisted of primarily raw materials (oil, additives and packaging material) and is valued at the lower of cost or market applied on a first-in, first-out basis.

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

      Depreciation

      Depreciation of equipment is computed using the straight-line method for financial statements and income tax reporting purposes.

      Advertising Costs

      Advertising costs are expenses as incurred. Total advertising costs charged to expense were $60,640 in 2004.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note C -    Summary of Significant Accounting Policies (Continued)

      Income Taxes

      The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109,
      "Accounting for Income Taxes". Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized (see Note D).

      Basic Loss Per Share

      The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is not presented (see Note I). On August 25, 2004, the Company approved a one-for-twenty reverse stock split; all per share amounts have been retroactively adjusted.

      Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2004 and 2003, the Company estimates that the fair value of its notes payable are not materially different from its financial statement carrying value, except for the liability for stock borrowings (see Note G).

      New Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

      Impairment of Long Lived Assets

      The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed at December 31, 2004. See Note F concerning impairment of goodwill.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note C - Summary of Significant Accounting Policies (Continued)

      Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation.

Note D - Income Taxes

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

      The following table summarizes the significant components of the Company's deferred tax assets:

                                                                      2004           2003
                                                                      ----           ----
      Gross deferred tax assets (non-capital loss carryforward)   $ 4,365,000    $ 3,284,000
      Valuation allowance for deferred tax asset                   (4,365,000)    (3,284,000)
                                                                  -----------    -----------
                                                                  $      --      $      --
                                                                  ===========    ===========

      Income Taxes

      No provision for income taxes has been provided in these consolidated financial statements due to the net loss. At December 31, 2004, the Company has net operating loss carryforwards, which expire commencing in 2022, totaling approximately $12,800,000, the benefit of which has not been recorded in the financial statements due to the future uncertainty of the generations of earnings by the Company.

Note E - Non-Cash Transactions

      Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note E - Non-Cash Transactions (Continued)

      The Company has recorded a termination expense in respect to the termination of its former President and has issued 200,000 common shares at $2.35 per share to satisfy the total liability which includes the termination expense, unpaid management fees and unpaid advances to the Company (see Note I).

      During 2004, the Company entered into a business combination and acquired certain operating assets of APPC in exchange for Company stock (see Note
      F).

Note F - Business Combinations

      Business Acquisition Cancelled

      On April 1, 2003, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Pascal Energy, Inc., a Canadian corporation, by the issuance of 5,000,000 common shares, restricted under Rule 144 of the Securities and Exchange Act and at a later date, issue an additional 5,000,000 common shares, restricted under Rule 144 of Securities and Exchange Act, subject to the Company paying not less than $1,000,000 in accumulated dividends to its shareholders of record. Pascal Energy, Inc.'s business is to provide servicing for the oil and gas industry.

      The Company has determined that the transaction cannot be completed due to the inability to complete a comprehensive due diligence. Therefore, the shares previously outstanding were returned to the treasury of the Company on February 25, 2004.

      "TSG" Acquisition

      On October 9, 2003, the Company acquired an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG"), and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO"). Tri-State, GMG and SASCO are collectively referred to herein as "TSG." Upon exercise of the option, the Company was to pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The contractual amount of the option was never fully paid, however, amounts advanced for the option purchase and associated acquisition expenses resulted in an $185,000 charge to operations for the year ended December 31, 2003 and $10,000 for the year ended December 31, 2004.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note F - Business Combinations (Continued)

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

      Alliance Petroleum Products Company

      On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company is to be issued to Worldlink International Network, Inc. upon 24 months from the above date. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company did not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing. This was a material contingency to the transactions and as a result had to be resolved prior to recognition of a business combination. On June 24, 2004 (effective date July 1, 2004) the Company ("Prelude") then known as American Capital
      Alliance,   Inc.,   ("AMAI")  and  Alliance   Petroleum  Products  Company
      ("Alliance"), entered into an Amendment to the original Alliance Agreement, dated October 9. 2003 whereby all previous conditions and contingencies were deemed to have been completed or waived and the agreement amended as follows:

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note F - Business Combinations (Continued)

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

            o AMAI assumes all payment obligations and all other agreements of Alliance as set forth in the including four "Promissory Notes"; and AMAI assumes all payment obligations and all other agreements of Alliance to the Harris Bank. (See Note K)

      The operations of Alliance have been consolidated with the results of AMAI since July 1, 2004.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note F - Business Combinations (Continued)

      Alliance Petroleum Products Company  (Continued)

      Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

          Current assets                                              $  498,087
          Property and equipment                                           3,068
          Goodwill arising in the acquisition                            822,262
                                                                      ----------
                                                                      $1,323,417

          Current liabilities                                         $  341,642
          Current maturities of long-term debt                           125,575
          Net assets acquired                                            856,200
                                                                      ----------
                                                                      $1,323,417

      The Company acquired only minimal property, plant and equipment in the transaction; Alliance does not have title to these production assets. Additionally, no expense has been recognized during the six months ended December 31, 2004 for compensation for the use of the machinery and equipment to a corporation representing the processor operation to Alliance and to an entity that owned the real estate. The processor company was owned by the former officers of APPC who are also stockholders and directors of the Company; the real estate company is owed by the former president and a major stockholder of the Company; The assets of these entities secure obligations to Harris Bank as a result of certain transactions entered into by the predecessor company, the real estate company or their owners. A security interest had been entered into to as a result of these prior lending activities with appropriate lien filed and personal guarantee of the principals, some who are currently officers of the Company or Alliance. Harris Bank has threatened foreclosure if the prior borrowers can not reach terms allowing the bank to forebear the defaults. (See Note K)

      Goodwill (excess of purchase price over net assets acquired) of $822,262 arising in the above described acquisition had been recognized at the time of purchase. Subsequently, management determined that the goodwill value was totally impaired as APPC is operating on a negative cash flow basis and, therefore, the recoverability of the asset is uncertain and was fully written off in December 31, 2004.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note F - Business Combinations (Continued)

      Pro Forma Information

      On July 1, 2004, the company purchased 100% of the voting stock of APPC. Results of operations for APPC are included in the consolidated financial statements since that date. The acquisition was made for the purpose of the reasons as stated above. Following are pro forma amounts assuming that the acquisition was made on January 1, 2004:

             Net sales                                              $ 1,487,007
           Cost of good sold                                          1,217,846
                                                                    -----------
               Gross profit                                             269,161

           Expenses                                                   3,836,886
                                                                    -----------
             Net income (loss)                                       (3,567,725)
                                                                    -----------
             Loss per share:
               Basic                                                $      1.82
                                                                    ===========

Note G - Notes Payable to Stockholders

      The Company entered into a stock borrowing arrangement whereby several stockholder/officers of the Company transferred approximately 1,000,000 shares pre-split or 50,000 shares on a post split basis of common stock into an escrow account. The shares were subsequently sold with the proceeds of $500,000 being transferred to the Company. The Company is obligated to return the shares to the original holders by April 2005. If the Company had to repurchase its stock at December 31, 2004, it would be required to pay $51,500 to acquire the aggregate shares using a $1.03 approximate share price in order to replace such shares for the original contributors of the stock. The balance sheet as of December 31, 2003 was restated to record the $500,000 liability and reduce additional paid-in capital.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note H - Related Party Transactions

      Payroll Services

      The Company had its payroll processed though a "professional employer organization" owned by a publicly traded corporation that has common shareholders, directors and officers. This company processed $351,513 of payroll, taxes and benefits, along with an administration fee of $18,155. Included in accounts payable at December 31, 2004 is a balance due for these services of $113,858.

      Expense Reimbursements

      The Company reimburses Company officer/directors for travel, office and other expenses. In addition, certain officers make temporary advances. Accounts Payable includes $14,987 of advances of these types.

      Due Alpha Advisors

      A professional services agreement dated October 9, 2003 was entered into with Alpha Advisors, LLC for a term of one year and renewable for an additional year. Alpha Advisors LLC is an entity owned by stockholders/directors/officers of the Company. The fee for these services was the issuance of 1,000,000 shares of common stock of the Company upon execution of the agreements, $25,000 due at signing of the Tri-State Stores and Alliance Petroleum Group, Inc. agreements and $6,000 payable on the first of each month thereafter. In addition, a finder's fee of 10% of any new financing was to be paid on funds being committed. Accounts Payable includes $31,000 of such amounts due as of September 30, 2004. The Company and Alpha are currently in the process of converting the debt into equity based upon a discount of 80% from the market price.

      Operating Assets

      The operations of APPC are performed in a plant owned by the former President and current shareholder of the Company. The Company does not have a lease and is presently not paying rent for this property due to a dispute with the former President (see Note L).

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note I - Related Party Loans Payable to Officers/Stockholders

                                                                          2004
                                                                         Amount
      Rick Carter                                                       $  6,000
      Ron Shapps                                                         200,000
      Michael Cahr                                                       100,000
      Warren Field                                                        50,000
      New Century Capital Consultants, Inc.                               50,000
      Keystone Nittany Ventures                                          113,353
      Former President                                                   142,916
      Malibu Management Company                                           16,000
      Alliance Finance Network                                            35,000
                                                                        --------
         Total                                                          $713,269
                                                                        ========

      New Century Capital Consultants, Inc.-Note Payable

      The Company on March 16, 2004 entered into a convertible unsecured revolving promissory note agreement with New Century Capital Consultants, Inc. The lender is a stockholder in the Company via compensation it received (see Note H). The agreement allows for borrowings up to $500,000 of which $50,000 has been advanced currently. Interest accrues at the rate of 9% per annum payable along with the any outstanding principle balance on March 16, 2005, unless the note is in default. The lender may convert the principal amount and any accrued interest into common stock of the Company based upon a formula equal to 40% below the closing bid price of the stock starting after six months from execution of this agreement. Additionally, on a one time basis the lender upon written demand after the six months can require the Company to prepare and file a registration statement under the Securities and Exchange Act of 1933 for an offering of up to 1,000,000 shares. Also, the agreement allows for "piggyback registration" rights in that the Company must notify the lender and allow the lender to register its shares if the companies file such a registration statement. The agreement contains events of default such as bankruptcy, insolvency, defaults or rendering of judgments on indebtedness in excess of $75,000 on from any other lender. Additionally, the agreement contains certain covenants as prohibition of payment of dividends, retirements or redemptions of capital stock, or the transfer of material assets of the Company. Upon these acts of defaults, the entire amount of principal and interest is immediately due, and interest accrues at a rate of 15% per annum.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note I - Related Party Loans Payable to Officers/Stockholders (Continued)

      Keystone  Nittany  Ventures,   Malibu  Management   Company  and  Alliance
      Financial Network

      Keystone Nittany Ventures, Inc. (Keystone) and Malibu Management Company (Malibu) are corporations owned by the President of the Company who is also a director and a major shareholder. Alliance Financial Network ("AFN") is a corporation owned by a Vice President of the Company who is also a director and shareholder. Keystone, Malibu and AFN have from time-to-time made advances to the Company. The loans are unsecured due on demand and call for interest of 8% per annum.

      Former President

      The amount recorded by the Company represents the estimated fair value of the liability of the amount assumed at the time of purchase of APPC. It appears that the liability represents funds advanced for working capital. The obligation is unsecured, as no terms for repayment, and non-interest bearing. As a result of other contingencies that of the purchase of AAPC the final settled amount of this liability could be significantly different from the present recorded amount.

      Other Stockholders

      Warren Field, Rick Carter, Michael Cahr and Ron Shapps are related to the Company by virtue of being stockholders. The loans payable are unsecured, due on demand, and accrue interest of 7% per annum. Certain notes have provisions including options to purchase additional common shares at $.01 per share.

Note J - Stockholders' Equity

      A consulting services agreement was entered into on October 9, 2003, with National Securities Corporation, Inc. for a term of six months renewable on a monthly basis. The fee for this service is the issuance of 12,500 shares post split of common stock of the Company.

      A consulting services agreement was entered into on October 9, 2003, with New Century Consultants, Inc. for a term of six months renewable on a monthly basis. The fee for this service is the issuance of 50,000 shares post split of common stock of the Company.

      A consulting agreement was entered into on October 10, 2003, with Commonwealth Partners NY, LLC for a term of three years. The fee for this service is the issuance of 10,000 free trading shares post split and 15,000 restricted shares post split of common stock of the Company.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note J - Stockholders' Equity (Continued)

      On January 27, 2004, the Company entered into a manufacturing agreement with the shareholders of International Pit Crew Express, Inc. ("IPC"), a Texas corporation, to acquire the exclusive right to manufacture petroleum products for IPC's customers within the United States, including the United States convenience store industry. As consideration for these rights, the Company issued 700,000 shares post split of common stock on April 2, 2004 to the shareholders of IPC. Additionally, the Company is to provide one half of the funds necessary for the purchase of machinery, and all related parts, supplies, and installation costs.

      In conjunction with the change of control of the Company on August 11, 2004, 649,375 shares post split of common and 2,527,500 shares of preferred stock were issued to newly elected officers of the Company. The Company recognized the issuance as compensation expense of $1,516,500 for the year ended December 31, 2004. The value was based upon the closing price of the stock as quoted on the "electronic bulletin board market" on August 11, 2004. Series A Preferred Stock is convertible at a ratio of one share of Series A Preferred Stock to .5 shares of common stock. In addition, the Company entered into certain compensation agreements with these newly elected officers (see Note K).

Note K - Commitments and Contingencies

      Compensation Agreements

      In August 2004, the Company entered into a compensation agreement with Mr. William Bossung for the position of Vice President of Corporate Finance and a Director of the Company through December 2005 with a one year renewal. Compensation includes fees of $100,000 per annum and issuance of common and preferred stock.

      In August 2004, the Company entered into a compensation agreement with Mr. Rick Carter for the position of Vice President through December 2005 with a one year renewal. Compensation includes fees of $80,000 per annum and issuance of common and preferred stock.

      In August 2004, the Company entered into a compensation agreement with Mr. James W. Zimbler for the position of President and a Director of the Company through December 2005 with a one year renewal. Compensation includes fees of $144,000 per annum and issuance of common and preferred stock.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note K - Commitments and Contingencies (Continued)

      Compensation Agreements (Continued)

      Effective January 1, 2005, the Company entered into a compensation agreement with Ronald Shapps for the position of Chairman of the Board of Directors through December 2005 with a one year renewal. Compensation includes fees of $144,000 and the issuance of common and preferred stock.

      Harris Bank

      In conjunction with the Harris Bank attempting to collect their debt against certain parties as indicated above in Note F, the bank is requesting that the Company become a party to any forbearance as to collection of the debt, such as becoming a guarantor or buying life insurance for the original makers of the debt. The basis of their claims is that the Company is using facilities that secure the original borrowings. It is the opinion of management and counsel of the Company that there is no basis and claims or commitments since APPC or APG was not a borrower or a guarantor on the debt (management of Alliance are guarantors of the original debt based on their role as former shareholders/officers of Alliance before its acquisition by the Company). The Company entered into negotiations with the bank and is attempting to secure financing to purchase the operating assets being utilized in the operations at fair value.

      Compensation for Utilizing Operating Assets

      As indicated in Note H, no rent or compensation of any type has been paid to the entities that claim to have legal title to the operating assets of APPC. Management has taken the position that since there was no contract or agreement to purchase or for the payment of rentals for these assets, therefore nothing is owed. The consolidated operations for the period since APPC was acquired do not contain any provision for compensation for use of the facilities. The owner (and former President of the Company and major shareholder) of the entity that owns the real estate is claiming a monthly rental amount of $15,000. This is a contingency relating to the business combination that could potentially result in an adjustment of the purchase price of APPC and additional charges to the Company's operations.

      Amendment of Alliance Petroleum Products Company Agreement

      On June 24, 2004 the Company amended the original agreement removing the contingencies contained in the original document, the most significant being of refinancing certain debt owed Harris Bank (see Note F and above). As part of this amendment the original agreement stated APPC assumed all payment obligations and all other agreements of Alliance to the Harris Bank,; and all payment obligations and all other agreements of Alliance as set forth in the following four "Promissory Notes":

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note K - Commitments and Contingencies (Continued)

            o Alliance is to pay $200,000 to Richard Stiefel after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company and a major shareholder. Richard Stiefel is an officer in Alliance and former shareholder, and currently is an officer/director/ shareholder of the Company. It is the opinion of current management that the terms of the amendment as contained above, are unenforceable against the Company. It is the belief and opinion of current management that the former control person(s) of the Company attempted to bind the Company for debts due and owing from a transaction the Company was not a party to, did not hold any assets from or any obligation to repay and monies lent against assets.

            o Alliance promises to pay American Group Financial, Inc. and/or Jesse Fuller $407,368.09 and any additional sums that AGF or Jesse Fuller owes to Harris Bank. Jesse Fuller is the owner of AGF, the former president of the Company, former director and still a major shareholder. The note accrues interest at 5% per annum. The note was due December 1, 2004. It is the opinion of current management that the terms of the amendment as contained above, are unenforceable against the Company. It is the belief and opinion of current management that the former control person(s) of the Company attempted to bind the Company for debts due and owing from a transaction the Company was not a party to, did not hold any assets from or any obligation to repay and monies lent against assets.

            o Alliance is to pay $200,000 to Virginia Gefvert after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company, and a major shareholder. Virginia Gefvert was a former shareholder of Alliance. It is the opinion of current management that the terms of the amendment as contained above, are unenforceable against the Company. It is the belief and opinion of current management that the former control person(s) of the Company attempted to bind the Company for debts due and owing from a transaction the Company was not a party to, did not hold any assets from or any obligation to repay and monies lent against assets.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note K - Commitments and Contingencies (Continued)

      Amendment of Alliance Petroleum Products Company Agreement (Continued)

            o Alliance is to pay $200,000 to American Group Financial, Inc. after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company, and a major shareholder. Virginia Gefvert was a former shareholder of Alliance. It is the opinion of current management that the terms of the amendment as contained above, are unenforceable against the Company. It is the belief and opinion of current management that the former control person(s) of the Company attempted to bind the Company for debts due and owing from a transaction the Company was not a party to, did not hold any assets from or any obligation to repay and monies lent against assets.

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

      Termination

      During 2003, the Company agreed to issue 10,000 common shares post split to its former President for the settlement of management fees payable ($105,000), advances to the Company ($10,000) and termination expense ($355,000). The shares were valued at $2.35 per share, by prior consultants. These shares were issued to the former President and were accounted for as an addition to paid-in capital.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
================================================================================


Note L - Subsequent Events

      On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/Oilmatic International, Inc., for shares of common stock of the Registrant. It is anticipated that the transaction will close after the end of the first fiscal quarter of 2005. While there can be no assurance the transaction will close, the Company is confident that the parties will execute definitive agreements as scheduled.

      The Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible debenture for a total amount of $500,000 at 7% interest. The Note is convertible into shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time, the Company entered into with Cornell Capital Partners LP a total Standby Equity Distribution Agreement for up to $10,000,000 equity line.