Form 10QSB
period 2005-03-31
American Petroleum Group Inc
filed 2005-05-26
CIK 1138593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of
                                      1934

                 For the quarterly period ended: March 31, 2005

                        Commission file number: 000-49950


                         AMERICAN PETROLEUM GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                                Nevada 98-0232018
        (State or other jurisdiction of (IRS Employee Identification No.)
                         incorporation or organization)

           1400 N. Gannon Drive, 2nd Floor, Hoffman Estates, IL 60194
                    (Address of principal executive offices)

                   (847) 805-0125 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|        No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $0.0001 par value              12,036,750
 (Class)                                     (Outstanding as of May 17, 2005)

                         AMERICAN PETROLEUM GROUP, INC.
                                   FORM 10-QSB
                                 March 31, 2005

                                   INDEX

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance
         Sheets..............................................................F-2
         Consolidated Statements of
         Operations..........................................................F-3
         Consolidated Statements of Cash
         Flows...............................................................F-4
         Consolidated Statements of Stockholders'
         Equity..............................................................F-5
         Notes to Consolidated Financial
         Information.........................................................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation............3

Item 3   Controls and Procedures..............................................9


Part II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 10

Item 2. Unregistered Sales of Equity Securities and use of
Proceeds....................10

Item 3. Defaults Upon Senior Securities.......................................10

Item 4. Submission Of Matters To A Vote Of Security Holders.................. 10

Item 5. Other Information.................................................... 10

Item 6. Exhibits............................................................. 10

Signatures....................................................................10

Certifications................................................................11

PART I:  FINANCIAL INFORMATION

                         AMERICAN PETROLEUM GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2005

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                           PAGE

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets...............................................2

    Consolidated Statements of Operations.....................................3

    Consolidated Statements of Stockholders' Equity (Deficit).................4

    Consolidated Statements of Cash Flows.....................................5

    Notes to Consolidated Financial Statements................................6

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Balance Sheets
March 31, 2005 and December 31, 2004
================================================================================

                                                          (UNAUDITED)     (Audited)
                                                           MARCH 31,     December 31,
                                                             2005            2004
                                                         ------------    ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $    139,705    $        801
Trade accounts receivable, net of allowance of $22,700
for doubtful accounts                                         241,579         291,846
Advances to others                                            236,837         100,000
Acquisition deposits                                           12,500              --
Inventory                                                     230,187         254,944
                                                         ------------    ------------

TOTAL CURRENT ASSETS                                          860,808         647,591

EQUIPMENT
Equipment                                                       6,068           6,068
Less accumulated depreciation                                   2,523           2,023
                                                         ------------    ------------

                                                                3,545           4,045
                                                         ------------    ------------

TOTAL ASSETS                                             $    864,353    $    651,636
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES
Book overdraft                                           $         --    $      5,523
Trade accounts payable                                        490,929         629,825
Accrued interest                                               11,392          32,000
Accrued professional fees                                          --          45,000
Accrued expenses                                               10,497          11,187
Notes payable to stockholders                                 925,000         500,000
Loans payable to officers/stockholders                        647,915         713,269
                                                         ------------    ------------

TOTAL CURRENT LIABILITIES                                   2,085,733       1,936,804

COMMITMENTS AND CONTINGENCES (NOTES B, F, G, I AND K)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 5,000,000 shares; 3,677,500 shares
and 2,527,500 issued and outstanding in 2004 and               36,775          25,275
2003, respectively
Common stock, $0.001 par value; 100,000,000 shares
authorized; 8,723,000 and 3,635,000 shares issued and
outstanding in 2004 and 2003, respectively                      8,723           3,740
Additional paid-in capital                                 15,416,783      11,523,435
Retained deficit                                          (16,683,661)    (12,837,618)
                                                         ------------    ------------

                                                           (1,221,380)     (1,285,168)
                                                         ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                         $  1,789,353    $  1,151,636
                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Operations
Three Month Periods Ended March 31, 2005 and 2004
================================================================================

                                                (UNAUDITED)     (Unaudited)
                                                 MARCH 31,       March 31,
                                                    2005            2004
                                                ------------    ------------

NET SALES                                       $    384,901    $         --

COST OF GOODS SOLD                                   280,595              --
                                                ------------    ------------

GROSS PROFIT                                         104,306              --

EXPENSES
Acquisition expense                                       --          10,000
Professional fees                                     72,647          33,715
Office expenses                                       37,340             350
Compensation expenses                                690,000              --
Payroll and payroll taxes                            266,433              --
Licenses and insurance                                12,954              --
Outside sales                                         36,300              --
Rent and taxes                                         4,000              --
Repairs and maintenance                                  595              --
Utilities                                              9,735              --
Vehicles                                                 693              --
Telephone                                              7,251              --
Plant equipment                                        2,743              --
Depreciation                                             500              --
Advertising and promotion                                395              --
Travel and entertainment                              16,146           3,977
   Financing expense                               2,782,500
Other                                                  5,106           1,783
                                                ------------    ------------

TOTAL EXPENSES                                     3,945,338          49,825
                                                ------------    ------------

LOSS BEFORE OTHER ITEMS                           (3,841,032)        (49,825)

OTHER INCOME (EXPENSE)

Interest expense                                     (10,417)             --
Other income                                           5,406              --
                                                ------------    ------------

TOTAL OTHER INCOME ( EXPENSE)                         (5,011)             --
                                                ------------    ------------

NET LOSS                                        $ (3,846,043)   $    (49,825)
                                                ============    ============

Loss per share                                  $      (0.71)   $     (0.066)
                                                ============    ============

Weighted average number of shares outstanding      5,401,000         750,000
                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Stockholders' Equity (Deficit)
Three Month Periods Ended March 31, 2005 and Year Ended December 31, 2004

================================================================================

                                    Preferred Stock                 Common Stock             Additional
                               ----------------------------------------------------------      Paid-In
        (AUDITED)                 Number        Par Value       Number        Par Value        Capital
                               ------------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2003             --   $         --      1,415,000    $      1,415    $  9,328,585

Net loss                                 --             --             --              --              --

Stock shares issued               2,527,500         25,275      2,598,700           2,599       2,194,576

Retired common shares                    --             --       (273,700)           (274)            274
                               ------------   ------------   ------------    ------------    ------------
        (AUDITED)
BALANCE AT DECEMBER 31, 2004      2,527,500         25,275      3,740,000           3,740      11,523,435

Net loss                                 --             --             --              --              --

Stock shares issued               1,150,000         11,500      4,983,000           4,983       3,893,348
                               ------------   ------------   ------------    ------------    ------------

        (UNAUDITED)
BALANCE AT MARCH 31, 2005         3,677,500   $     36,775      8,723,000    $      8,723    $ 15,416,783
                               ============   ============   ============    ============    ============

                                 Retained
                                 Earnings
        (AUDITED)                (Deficit)         Total
                                ------------    ------------
BALANCE AT DECEMBER 31, 2003    $ (9,662,160)   $   (332,160)

Net loss                          (3,175,458)     (3,175,458)

Stock shares issued                       --       2,222,450

Retired common shares                     --              --
                                ------------    ------------
        (AUDITED)
BALANCE AT DECEMBER 31, 2004     (12,837,618)     (1,285,168)

Net loss                          (3,846,043)     (3,846,043)

Stock shares issued                       --       3,909,831
                                ------------    ------------

        (UNAUDITED)
BALANCE AT MARCH 31, 2005       $(16,683,661)   $ (1,221,380)
                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Cash Flows
Three Month Periods Ended March 31, 2005 and 2004
================================================================================

                                                                  (UNAUDITED)    (Unaudited)
                                                                   MARCH 31,       March 31,
                                                                      2005            2004
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (3,846,043)   $    (49,825)
Compensation, consulting, financing and termination
 expenses in exchange for shares                                     3,472,500              --

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                               500              --
(Increase) decrease in operating assets:
Trade accounts receivable                                               50,267              --
Advances to others                                                    (136,837)             --
Inventory                                                               24,757              --
Acquisition deposits                                                   (12,500)        (26,000)
Book overdraft                                                          (5,523)             --

Increase (decrease) in operating liabilities:
Trade accounts payable                                                (138,896)         23,347
Accrued expenses                                                       (66,298)             --
                                                                  ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                 (658,073)        (52,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                 1,008              --
Increase in additional paid-in capital                                 424,823          18,000
Issuance of preferred stock                                             11,500              --
Proceeds from loans payable                                            359,646              --
                                                                  ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              796,977          18,000
                                                                  ------------    ------------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                       138,904         (34,478)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             801          35,432
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    139,705    $        954
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

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

NOTE B - CONTINUANCE OF OPERATIONS

            The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2005, the Company had accumulated losses of $16,683,661 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company is currently pursuing new debt and equity financing in conjunction with future acquisitions. Additionally, approximately $264,000 was raised during the quarter ended March 31, 2005 from loans payable to officers/stockholders (see Note I) whose proceeds were used for working capital needs, as well as a down payment toward the purchase of an option on one of the proposed acquisitions.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

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

            FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. At March 31, 2005 and December 31, 2004, the Company estimates that the fair value of its notes payable are not materially different from its financial statement carrying value, except for the liability for stock borrowings (see Note G).

            NEW ACCOUNTING PRONOUNCEMENTS
            Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

            IMPAIRMENT OF LONG LIVED ASSETS

            The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed at March 31, 2005. See Note F concerning impairment of goodwill.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

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

            The following table summarizes the significant components of the Company's deferred tax assets:

                                                                           2005           2004
                                                                       -----------    -----------
           Gross deferred tax assets (non-capital loss carryforward)   $ 5,673,000      4,365,000
           Valuation allowance for deferred tax asset                   (5,673,000)    (4,365,000)
                                                                       -----------    -----------
                                                                       $        --    $        --
                                                                       ===========    ===========

            INCOME TAXES
            No provision for income taxes has been provided in these consolidated financial statements due to the net loss. At March 31, 2005 and December 31, 2004, the Company has net operating loss carryforwards, which expire commencing in 2022, totaling approximately $16,650,000 and $12,800,000, respectively, the benefit of which has not been recorded in the financial statements due to the future uncertainty of the generations of earnings by the Company.

NOTE E -    NON-CASH TRANSACTIONS

            Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE F -   BUSINESS COMBINATIONS (CONTINUED)

           ALLIANCE PETROLEUM PRODUCTS COMPANY (CONTINUED)
           Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

                      Current assets                          $    498,087
                      Property and equipment                         3,068
                      Goodwill arising in the acquisition          822,262
                                                              ------------
                                                              $  1,323,417

                      Current liabilities                     $    341,642
                      Current maturities of long-term debt         125,575
                      Net assets acquired                          856,200
                                                              ------------
                                                              $  1,323,417

           The Company acquired only minimal property, plant and equipment in the transaction; Alliance does not have title to these production assets. Additionally, no expense has been recognized during the quarter ended March 31, 2005 for compensation for the use of the machinery and equipment to a corporation representing the predecessor operation to Alliance and to an entity that owned the real estate. The predecessor company was owned by the former officers of APPC who are also stockholders and directors of the Company; the real estate company is owed by the former president and a major stockholder of the Company; The assets of these entities secure obligations to Harris Bank as a result of certain transactions entered into by the predecessor company, the real estate company or their owners. A security interest had been entered into to as a result of these prior lending activities with appropriate lien filed and personal guarantee of the principals, some who are currently officers of the Company or Alliance. Harris Bank has threatened foreclosure if the prior borrowers can not reach terms allowing the bank to forebear the defaults. (See Note K)

           Goodwill (excess of purchase price over net assets acquired) of $822,262 arising in the above described acquisition had been recognized at the time of purchase. Subsequently, management determined that the goodwill value was totally impaired as APPC is operating on a negative cash flow basis and, therefore, the recoverability of the asset is uncertain and was fully written off in December 31, 2004.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE F -   BUSINESS COMBINATIONS (CONTINUED)

           PRO FORMA INFORMATION
           On July 1, 2004, the company purchased 100% of the voting stock of APPC. Results of operations for APPC are included in the consolidated financial statements since that date. The acquisition was made for the purpose of the reasons as stated above. Following are pro forma amounts assuming that the acquisition was made on January 1, 2004:

              Net sales             $ 1,487,007
              Cost of good sold       1,217,846
                                    -----------
                Gross profit            269,161

              Expenses                3,836,886
                                    -----------
                Net income (loss)   $(3,567,725)
                                    ===========
                Loss per share:
                  Basic             $      1.82
                                    ===========

NOTE G -   NOTES PAYABLE

            The Company entered into a stock borrowing arrangement whereby several stockholder/officers of the Company transferred approximately 1,000,000 shares pre-split or 50,000 shares on a post split basis of common stock into an escrow account. The shares were subsequently sold with the proceeds of $500,000 being transferred to the Company. The Company is obligated to return the shares to the original holders by April 2005. If the Company had to repurchase its stock at March 31, 2005, it would be required to pay $38,000 to acquire the aggregate shares using a $0.76 approximate share price in order to replace such shares for the original contributors of the stock. The balance sheet as of December 31, 2003 was restated to record the $500,000 liability and reduce additional paid-in capital.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE G -   NOTES PAYABLE (CONTINUED)

           HIGHGATE HOUSE FUNDS, LTD. TRANSACTION

           In order to raise capital for operations of the parent Company and to complete the Oilmatic transaction, the Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible Debenture for a total amount of $500,000 at 7% interest. The Note is convertible into shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time the Company entered into with Cornell Capital Partners LP a total Standby Equity. Distribution Agreement for up to $10,000,000 equity line. As part of this transaction, the Company paid fees to Cornell Capital of 750,000 shares (of which 15,000 was given to Newbridge Securities as Placement Agent for the SEDA Agreement), plus a commitment fee and Structuring fee to Yorkville Advisors Management, LLC of a total of $75,000. In addition, as part of the Secured Debenture, Highgate House Funds, Ltd. was issued 3,100,000 shares of common stock as collateral by the Company. Upon payment, or conversion of the Convertible Debenture, these shares are to be returned to the Company and returned to treasury. An additional 50,000 shares of common stock were issued as additional compensation for the Convertible Debenture. As of March 31, 2005, the Company had received $425,000 in advances against the Convertible debenture. A financing expense of $2,782,500 was charged to operations for this transaction.

NOTE H -   RELATED PARTY TRANSACTIONS

           PAYROLL SERVICES

           The Company had its payroll processed though a "professional employer organization" owned by a publicly traded corporation that has common shareholders, directors and officers. For the quarter ended March 31, 2005, this company processed $261,829 of payroll, taxes and benefits, along with an administration fee of $15,700.

           EXPENSE REIMBURSEMENTS
           The Company reimburses Company officer/directors for travel, office and other expenses. In addition, certain officers make temporary advances.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE H -   RELATED PARTY TRANSACTIONS (CONTINUED)

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

           OPERATING ASSETS
           The operations of APPC are performed in a plant owned by the former President and current shareholder of the Company. The Company does not have a lease and is presently not paying rent for this property due to a dispute with the former President (see Notes F and K).

NOTE I -   RELATED PARTY LOANS PAYABLE TO OFFICERS/STOCKHOLDERS

                                                         3/31/05       12/31/04
                                                         AMOUNT         Amount
                                                      ------------   ------------

              Rick Carter                             $    150,000   $      6,000
              Ron Shapps                                        --        200,000
              Michael Cahr                                 100,000        100,000
              Warren Field                                  50,000         50,000
              New Century Capital Consultants, Inc.         50,000         50,000
              Keystone Nittany Ventures                         --        113,353
              Former President                             142,915        142,916
              Malibu Management Company                         --         16,000
              Alliance Finance Network                      85,000         35,000
              Jeff Neimen                                   50,000             --
              John Niestrom                                 20,000             --
                                                      ------------   ------------
                 Total                                $    647,915   $    713,269
                                                      ============   ============

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE I -   RELATED PARTY LOANS PAYABLE TO OFFICERS/STOCKHOLDERS (CONTINUED)

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

           KEYSTONE NITTANY VENTURES, MALIBU MANAGEMENT COMPANY AND ALLIANCE FINANCIAL NETWORK

           Keystone Nittany Ventures, Inc. (Keystone) and Malibu Management Company (Malibu) are corporations owned by the President of the Company who is also a director and a major shareholder. Alliance Financial Network ("AFN") is a corporation owned by a Vice President of the Company who is also a director and shareholder. Keystone, Malibu and AFN have from time-to-time made advances to the Company. The loans are unsecured due on demand and call for interest of 8% per annum. During the quarter ended March 31, 2005, the outstanding loans were converted to equity in the Company.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE I -   RELATED PARTY LOANS PAYABLE TO OFFICERS/STOCKHOLDERS (CONTINUED)

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

           OTHER STOCKHOLDERS

           Warren Field, Rick Carter, Michael Cahr and Ron Shapps are related to the Company by virtue of being stockholders. The loans payable are unsecured, due on demand, and accrue interest of 7% per annum. Certain notes have provisions including options to purchase additional common shares at $.01 per share. During the quarter ended March 31, 2005, the outstanding loans to Ron Shapps were converted to equity in the Company.

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

           On January 27, 2004, the Company entered into a manufacturing agreement with the shareholders of International Pit Crew Express, Inc. ("IPC"), a Texas corporation, to acquire the exclusive right to manufacture petroleum products for IPC's customers within the United States, including the United States convenience store industry. As consideration for these rights, the Company issued 75,000 shares post split of common stock on April 2, 2004 to the shareholders of IPC. Additionally, the Company is to provide one half of the funds necessary for the purchase of machinery, and all related parts, supplies, and installation costs.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE J -   STOCKHOLDERS' EQUITY (CONTINUED)

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE K -   COMMITMENTS AND CONTINGENCIES (CONTINUED)

           HARRIS BANK

           In conjunction with the Harris Bank attempting to collect their debt against certain parties as indicated above in Note F, the bank is requesting that the Company become a party to any forbearance as to collection of the debt, such as becoming a guarantor or buying life insurance for the original makers of the debt. The basis of their claims is that the Company is using facilities that secure the original borrowings. It is the opinion of management and counsel of the Company that there is no basis and claims or commitments since APPC or APG was not a borrower or a guarantor on the debt (management of Alliance are guarantors of the original debt based on their role as former shareholders/officers of Alliance before its acquisition by the Company). The Company entered into negotiations with the bank and is attempting to secure financing to purchase the operating assets being utilized in the operations at fair value. It is anticipated that an agreement will be signed by the end of the second fiscal quarter of 2005.

           COMPENSATION FOR UTILIZING OPERATING ASSETS

           As indicated in Note H, no rent or compensation of any type has been paid to the entities that claim to have legal title to the operating assets of APPC. Management has taken the position that since there was no contract or agreement to purchase or for the payment of rentals for these assets, therefore nothing is owed. The consolidated operations for the period since APPC was acquired do not contain any provision for compensation for use of the facilities. The owner (and former President of the Company and major shareholder) of the entity that owns the real estate is claiming a monthly rental amount of $15,000. This is a contingency relating to the business combination that could potentially result in an adjustment of the purchase price of APPC and additional charges to the Company's operations. The Company is in negotiations with the owner and anticipates that the dispute will be resolved and an agreement will be signed by the end of the second fiscal quarter of 2005.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

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

         o Alliance promises to pay American Group Financial, Inc. and/or Jesse Fuller $407,368 and any additional sums that AGF or Jesse Fuller owes to Harris Bank. Jesse Fuller is the owner of AGF, the former president of the Company, former director and still a major shareholder. The note accrues interest at 5% per annum. The note was due December 1, 2004. It is the opinion of current management that the terms of the amendment as contained above, are unenforceable against the Company. It is the belief and opinion of current management that the former control person(s) of the Company attempted to bind the Company for debts due and owing from a transaction the Company was not a party to, did not hold any assets from or any obligation to repay and monies lent against assets.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE K -   COMMITMENTS AND CONTINGENCIES (CONTINUED)

           OILMATIC STATUS - SUBSEQUENT EVENT

           On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/Oilmatic International, Inc., for shares of common stock of the Registrant. Originally, it was anticipated that the transaction will close after the end of the first fiscal quarter of 2005. Subsequent to March 31, 2005, however, management no longer felt that the mutual goals of both parties were attainable and the transaction with Oilmatic was cancelled.

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

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW-
History and Organization
American Petroleum Group, Inc., formerly American Capital Alliance, Inc., formerly Prelude Ventures, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 24, 2000. Prior to its acquisition of American Petroleum Products, Inc., formally Alliance Petroleum Products, Inc., the Company had limited business operations and was considered a development stage enterprise. The activities during that period principally have been limited to organizational matters, and examining business and financing opportunities for the Company.

Prior Business Matters and Failed Business Acquisitions.

         On March 9, 2001, we acquired a 20-year mining lease from Steve Sutherland, the owner of 24 unpatented lode-mining claims, sometimes referred to as the Medicine Project, located in Elko County, Nevada. The lease was terminated. During the nine months ended December 31, 2003, management of the Company terminated the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company's activities on the property. In the opinion of management, there will be no continuing liability. Please see the Company's Schedule 14C Information Statement as filed with the Securities and Exchange Commission on February 13, 2004 and mailed or furnished to Shareholders on February 17, 2004, and incorporated herein by reference, for additional details on this matter.

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

Completed Transactions
Alliance Petroleum Products Company
         On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company is to be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose if the Company did not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing. This was a material contingency to the transactions and as a result has to be resolved prior to recognition of a business combination.

         On June 24, 2004 (effective date July 1, 2004) the Company ("Prelude") now known as American Petroleum Group, Inc., ("AMPE") and Alliance Petroleum Products Company ("Alliance"), entered into an Amendment to the original Alliance Agreement, dated October 9, 2003, whereby all previous conditions and contingencies were deemed to have been completed or waived and the agreement amended as follows (the number of shares indicates the amount prior to the reverse split of November 2004);

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

         It is the opinion of current management that the terms of the amendment as contained above, are unenforceable against the Company. It is the belief and opinion of current management that the former control person(s) of the Company attempted to bind the Company for debts due and owing from a transaction the Company was not a party to, did not hold any assets from or any obligation to repay and monies lent against assets. This is better described as the "threatened Litigation from Harris Bank" as set forth in Item 3. Litigation.

         The operations of Alliance have been consolidated with the results of AMAI since July 1, 2004. American Petroleum Group, Inc. which was formerly American Capital Alliance, Inc. (the "Company") is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. The Company's current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry. After the above acquisition, the Company is no longer considered a "development state entity"

Subsequent Transactions
Oilmatic Systems, LLC
         On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/or Oilmatic International, Inc., for shares of common stock of the Registrant.

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

         Effective May 20, 2005, Management no longer felt that the mutual goals of both parties were attainable and therefore the transaction with Oilmatic was cancelled between the Parties.


PLAN OF OPERATIONS
         We were a startup, development stage Company prior to the acquisition of American Petroleum Products Company ("APPC") and did not realize any revenues from our business operations until that time. However at time of acquiring APPC its sales volume was at a point below its break even point and therefore was losing money. Management of the Company feels that APPC is operating at a small percentage of its capacity with its major constraint on increasing volume being that of financing raw materials for manufacturing and some other limited variable manufacturing costs. In addition, it is currently not generating profits of sufficient amount to support the other operations of the parent Company. Accordingly, we must raise money from sources other than the operations of this business. Our only other source of cash at this time is investments by others in our Company. We must continue to raise cash to complete future acquisitions and stay in business, including funding current operations.

         In order to raise capital for operations of the parent Company and to complete the Oilmatic transaction, the Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible Debenture for a total amount of $500,000 at 7% interest and a Standby Equity Distribution Agreement for up to $10,000,000. The Note is convertible into shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time the Company entered into with Cornell Capital Partners LP a total Standby Equity Distribution Agreement for up to $10,000,000 equity line. As part of this transaction, we paid fees to Cornell Capital of 750,000 shares (of which 15,000 was given to Newbridge Securities as Placement Agent for the SEDA Agreement), plus a commitment fee and Structuring fee to Yorkville Advisors Management, LLC of a total of $75,000. In addition, as part of the Secured Debenture, Highgate House Funds, Ltd. was issued 3,100,000 shares of common stock as collateral by the Company. Upon payment, or conversion of the Convertible Debenture, these shares are to be returned to the Company and returned to treasury. An additional 50,000 shares of commons tock was issued as part of its compensation for the Convertible Debenture.

         To meet our need for cash, we were investigating and attempting to raise debt and equity financing to complete the acquisition of Oilmatic (which is no longer active) as described in this document and fund the Company's on-going operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and can not raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely.

         For its current operations, the Company has sufficient cash and revenue to support only near term operations.


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


Results of Operations:
For the Quarter Ending March 31, 2005 vs. March 31, 2004 Until July 1, 2004, the commencement of the third fiscal quarter of the Company's fiscal year, the Company did not have an operating unit. Therefore, a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Company. For the period ended March 31, 2005, the Company had $384,901 in sales, with the cost of revenues of $280,595 and other expenses, including financing expenses related to Cornell capital and Highgate House of $2,782,500 for a total expense of $3,945,338.

Liquidity and Financial Resources
During the three months ended March 31, 2005, net cash used by operating activities was $658,073. The Company incurred a net loss of $3,846,043 for the three months ended March 31, 2005; the company still has a net operating loss even if the stock compensation expense of $690,000 and financing expense of $2,782,500 did not occur. Additionally at March 31, 2005, current liabilities and long-term liabilities exceed current assets by approximately $1,221,380; these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. The company is currently pursuing private debt and equity sources. It is the intention of the Company's management to also improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.

         Administrative expenses for the three months ended March 31, 2005, including stock compensation expenses and financing expenses were $3,945,338, resulting in losses from operations of $3,846,043. Included in these amounts are expenses for stock compensation and financing expense of $3,472,500. The increases in the remainder of Administrative expensed are due to the start up of the operations due to increases in personnel, professional, professional fees, and a generally higher level of fixed administrative expenses. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase as a result of the business derived from APPC.

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

ITEM 3. CONTROLS AND PROCEDURES

         We recently acquired American Petroleum Products Corp., our main operating entity, after taking control of the parent Company in September 2004. As such, the company is just developing and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-QSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), who became CFO in September 2004, and the Controller, who became CFO in March 2005.

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


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Other than described below, there are no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel.

         There is a threatened action by the Harris Bank of Chicago, Illinois with respect to a defaulted loan agreement. Harris Bank claims to have a lien on the equipment used by the Registrant in its operations. The Registrant has had contact with Harris Bank and is attempting to resolve the matter. In the event that a resolution is not resolved in a manner satisfactory to the Registrant, it could result in the seizure of the equipment and have a material adverse effect on the operations of the Registrant. Recently, the Company has reached an oral agreement for the resolution of all claims between Harris Bank, the former control person of the Company and the Company, whereby the Company will be acquiring the real property and fixed assets involved in the dispute. This oral agreement is being reduced to a written agreement and if executed and completed, will resolve any issues outstanding. It is anticipated that the Agreements will be signed by all parties, and the transaction completed, by the end of the third fiscal quarter.

         The Company received a letter, dated February 28, 2005, from the Attorney for Concentric Consumer Marketing, Inc., in connection with certain sums owed by American Petroleum Products Corporation ("APPC"), a wholly owned subsidiary of the Company, in the amount of $13,000 per month for the past four
(4) months, for services. There is no way to determine at this time the validity of the claim, or any possible outcome or if the claim is material to the Company, or even if litigation will be commenced against the Company and/or APPC. The Company has reached a settlement with Concentric Consumer Marketing, Inc., and expects to execute a Settlement Agreement shortly.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 75,000 shares of common stock, and 150,000 shares of Series A preferred stock, to Eliot Cole, Esq. as part of his compensation for accepting the position of a Director on January 2005.

We issued 500,000 shares of common stock, and 1,000,000 shares of Series A preferred stock, to Ronald Shapss as part of his compensation for accepting the position of Chairman of the Board of Directors, on February 15, 2005.

We issued shares in relation to the Highgate House Funds, Ltd. Convertible Debenture and the Standby Equity Distribution Agreement with Cornell Capital Partners LP, as follows:

                  Highgate House Funds, Ltd.         3,100,000 for collateral
                  Highgate House Funds, Ltd.         50,000 for compensation
                  Cornell Partners, LP               735,000 as compensation
                  Newbridge Securities Corporation   15,000 for compensation as
Placement Agent for the SEDA Agreement

We issued 683,000 shares from the exercise of the options granted to Holders of certain promissory Notes issued by the Company. These creditors were entitled to purchase one shares (1) at a purchase price of one cent ($0.01) for each dollar lent to the company.

The use of the proceeds from the Highgate House Funds, Ltd., transaction was for general working capital, and to fund the Oilmatic Acquisition.

The use of proceeds from the exercise of the option shares is for general working capital of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS

(a)      Exhibits

      3.1   Articles of Incorporation of the Registrant*

      3.2   By-laws of the Registrant*

      31.1 Rule 13A-14(A)/15D-14(A) Certification for President/Chief Executive Officer

      31.2  Rule 13A-14(A)/15D-14(A) Certification for Chief Financial Officers

      32.1  Section 1350 Certification for President/Chief Executive Officer

      32.2  Section 1350 Certification for President/Chief Financial Officer
      ------------
* These documents are hereby incorporated by reference to Form SB-2, as amended, June 26, 2001, and subsequent filings.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 26, 2005
                                      American Petroleum Group, Inc.

                                      /s/ James W. Zimbler
                                      -----------------------------------
                                      James W. Zimbler,
                                      Interim President/Chief Executive Officer

                                      /s/ James Carroll
                                      -----------------------------------
                                      James Carroll,
                                      Chief Financial Officer