Form 10KSB/A
period 2004-12-31
American Petroleum Group Inc
filed 2005-08-12
CIK 1138593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934: For the transition period from   _________ to _________

                        Commission file number: 000-49950

                         AMERICAN PETROLEUM GROUP, INC.
                        ------------------------------
                (Name of small business issuer in its charter)

Nevada                                              98-0232018
---------------------                               --------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                  Identification No.)

1400 N. Gannon Drive, 2nd Floor, Hoffman Estates, IL   60194
---------------------------------------------------------------
(Address of Principal executive offices)             (Zip Code)

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

Transitional Small Business Disclosure Format (check one): Yes |_|;   No  |X|

                         AMERICAN PETROLEUM GROUP, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                     For Fiscal Year Ended December 31, 2004

                                      INDEX
                                                            Page No:

PART I .........................................................  1

ITEM 1.     DESCRIPTION OF BUSINESS.............................  1
ITEM 2.     DESCRIPTION OF PROPERTY.............................  6
ITEM 3.     LEGAL PROCEEDINGS...................................  7
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDEDRS............................................  7

PART II ........................................................  8

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.................................  8
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION...........................................  9
ITEM 7.     FINANCIAL STATEMENTS................................ 10
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.............. 10
ITEM 8A.    CONTROLS AND PROCEDURES ............................ 11

PART III ....................................................... 12

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
            THE EXCHANGE ACT.................................... 12
ITEM 10     EXECUTIVE COMPENSATION.............................. 14
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANGAEMENT...................................... 14
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 15
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.................... 16
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES ............. 16

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

We must also obtain additional financing to either purchase our operating assets or obtain working capital for leasing arrangements

To meet our need for cash, we are attempting to raise debt and equity financing to complete the acquisitions described in this document and fund the Company's on-going operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and can not raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely

Limited Operating History.
The only historical financial information about our Company on which to base an evaluation of our performance is the last six months after the acquisition of APPC which was generating losses at the time of acquisition. We cannot guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. We are seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and our on-going operations.

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

Results of Operations:
For the Year Ending December 31, 2004 vs. December 31, 2003
-----------------------------------------------------------
Until July 1, 2004, the commencement of the third fiscal quarter of the Company's fiscal year, the Company did not have an operating unit. Therefore, a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Company. Subsequent to July 1, 2004, the Company had $857,172 in sales, with the cost of revenues of $732,722 and other expenses, including interest expense of $25,475 and impairment of Goodwill of $822,262 for a total expense of $3,299,908.

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

(1)  Taking into effect a reverse split of 20 to 1, effective November 2004

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

Michael S. Krome, Esq., 43, Director and General Counsel
Michael S. Krome was admitted to practice Law in the State of New York in February 1991, and in the United States District Court for the Eastern District of New York in June 1991 and Southern District of New York in November 1994. He has been a Director of Human Trans Services Holding Corp ("HTSC") since January 2004. Since 1991 he has practiced law as a sole practitioner with a General Practice. Since 2001 he has concentrated his practice in representing Public Corporations. He is a graduate of the State University of New York at Albany and graduated from the Benjamin N. Cardozo School of Law in June 1990. From February 1999 to November 1999, he was Vice President of Legal Affairs of Fortune Media, Inc., (now known as Wayne's Famous Phillies, Inc.). From April 2000 until January 2001, he was a Director and Counsel to Universal Media Holdings, Inc., know known as Genio Group, Inc.

George L. Riggs, III, C.P.A., 53, Director
George L. Riggs, III, C.P.A., was the founder and Managing partner of Riggs & Associates, LLP prior to joining the firm of Centerprise/Scillia Dowling & Natarelli (formerly Simione Scillia Larrow & Dowling LLC) as an audit and accounting principal. He left the firm in October 2002 to return to a solo practice. He has been a Director of Human Trans Services Holding Corp ("HTSC") since July 2003. He specializes in public and privately held corporations, with significant experience in mergers and acquisitions, litigation support, and bankruptcy and reorganizations matters. He has over twenty-five years experience in public accounting, including 13 years as a partner at Deliotte & Touche, LLP. He spent ten years as the Professional Practice Director for the Hartford, New Haven and Waterbury offices. In this position, he was responsible for the review of all engagements to ascertain compliance with professional guidelines and technical consultations on all clients in the areas of accounting, auditing and securities. He is a graduate of the University of Hartford where he received the Regents Honor award for graduating first from the school of business administration. He also holds an MBA degree from the University of Connecticut with a specialization in finance. He received a certificate of merit from the Massachusetts Society of CPAs for passing the CPA exam at the first sitting. George has conducted many continuing education seminars for his prior firms and the Connecticut Society of CPAs as well as spoken to many professional groups on certain industry, technical and financing subjects. He holds CPA certificates in Connecticut and Vermont. He is a member of the American Institute of Certified Public Accountants, the Connecticut Society of Certified Public Accountants, and Institute of Management Accountants. Mr. Riggs resigned as CFO on March 17, 2005.

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

Item 10. Executive Compensation

      For the fiscal year ended December 31, 2004, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

                              Capacities in                                             Aggregate
                              Which Remuneration                             Cash       Restricted Share
Name                          was Received              Period Ended         Payment    Remuneration
--------------------------------------------------------------------------------------------------------
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

                            No. of Common   No. of Preferred(1)  % ownership(1)
                            ---------------------------------------------------
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

Item 12. Certain Relationships and Related Transactions

Issuance of Stock:
------------------
We issued 75,000 shares of common stock, and 150,000 shares of Series A preferred stock, to Ronald Shapss as part of his compensation for accepting the position of Chairman of the Board of Directors, January 2005. We issued 500,000 shares of common stock, and 1,000,000 shares of Series A preferred stock, to Ronald Shapss as part of his compensation for accepting the position of Chairman of the Board of Directors, on February 15, 2005. We issued shares of the Company as set forth on the Form 8-K filed September 20, 2004, and incorporated by reference, in connection with the change of control of the Company

Item 13.  Exhibits
Index to Exhibits

SEC REFERENCE
NUMBER             TITLE OF DOCUMENT
------             -----------------

      3.1   Articles of Incorporation of the Registrant, as amended (1)
      3.2   By-laws of the Registrant, as amended (1)
      99.1 Certification of President Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2) 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)

------------
(1) Previously filed as an exhibit to the Company's Form 10-SB filed on June 26, 2001, and subsequent filings
(2)   Filed herewith

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

      During the fiscal year ended December 31, 2004, we paid a total of $51,750 in audit, audit-related, tax or other fees paid for professional services rendered by the independent certified public accountant who audited the financial statements of the Nevada corporation that are filed herewith as those of the Company. See Item 7, "Financial Statements", above.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Petroleum Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                        Brown Smith Wallace, L.L.C.

March 23, 2005
St. Louis, Missouri

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2004 and 2003
(See Independent Auditors' Report)
================================================================================

                                                     2004         2003
                                                     ----         ----

Net sales                                       $   857,172    $        --

Cost of goods sold                                  732,722             --
                                                -----------    -----------
  Gross Profit                                      124,450             --

Expenses
  Acquisition expense                                10,000        196,200
  Professional fees                                 145,293        133,067
  Management fees                                        --        136,890
  Office expenses                                   140,218          2,979
  Compensation expenses                           1,523,200      8,778,000
  Termination expenses                                   --        355,000
  Payroll and payroll taxes                         390,152             --
  Bad debts                                          22,700             --
  Outside sales                                      83,707             --
  Repairs and maintenance                            14,293             --
  Depreciation                                        2,023             --
  Advertising and promotion                          60,640             --
  Other                                              69,099             --
                                                -----------    -----------
  Total Expenses                                  2,461,325      9,602,136
                                                -----------    -----------

  Income (Loss) Before Other Items               (2,336,875)    (9,602,136)

Other Income (Expense)
  Forgiveness of debt                                    --         32,442
  Interest expense                                  (32,000)            --
  Other expense                                    (806,583)            --
                                                -----------    -----------
  Total Other Income ( Expense)                    (838,583)        32,442
                                                -----------    -----------
     NET INCOME (LOSS)                          $(3,175,458)   $(9,569,694)
                                                ===========    ===========
Loss per share                                  $      1.62    $      1.14
                                                ===========    ===========
Diluted loss per share                          $      1.62    $        --
                                                ===========    ===========
Weighted average number of shares outstanding     1,965,414        845,795
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


                                          Preferred Stock         Common Stock        Additional       Retained
                                          ---------------         ------------          Paid-In        Earnings
                                        Number    Par Value    Number    Par Value      Capital        (Deficit)      Total
                                        ------    ---------    ------    ---------      -------        ---------      -----
Balance at December 31, 2002             --              --      750,000  $    750   $    99,250   $    (92,466)    $     7,534

  Net loss                               --              --           --        --            --     (9,569,694)
(9,569,694)

  Stock shares issued                    --              --      665,000       665     9,229,335             --       9,230,000
                                 ----------       ---------   ----------  --------   -----------   ------------     -----------
Balance at December 31, 2003             --              --    1,415,000     1,415     9,328,585     (9,662,160)
(332,160)

  Net loss                               --              --           --        --            --     (3,175,458)
(3,175,458)

  Stock shares issued             2,527,500          25,275    2,598,700     2,599     2,194,576             --       2,222,450

Retired common shares                    --              --     (273,700)     (274)          274             --              --
                                 ----------       ---------   ----------  --------   -----------   ------------    ------------
Balance at December 31, 2004      2,527,500       $  25,275    3,740,000  $  3,740   $11,523,435   $(12,837,618)   $ (1,285,168)
                                 ==========       =========   ==========  ========   ===========   ============    ============


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