Form 10QSB/A
period 2005-03-31
American Petroleum Group Inc
filed 2005-08-12
CIK 1138593

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

Item 2   Management's Discussion and Analysis or Plan of Operation............3

Item 3   Controls and Procedures..............................................9

Part II -OTHER INFORMATION

Item 1.  Legal Proceedings....................................................10

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds..........10

Item 3.  Defaults Upon Senior Securities......................................10

Item 4.  Submission Of Matters To A Vote Of Security Holders..................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits.............................................................10

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

    Consolidated Statements of Stockholders' Equity (Deficit).................4

    Consolidated Statements of Cash Flows.....................................5

    Notes to Consolidated Financial Statements................................6

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY
Interim Balance Sheets
March 31, 2005 and December 31, 2004
================================================================================

                                                                  (UNAUDITED)           (Audited)
                                                                   MARCH 31,           December 31,
                                                                     2004                 2005
                                                               -----------------    -----------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      $         139,705    $             801
Trade accounts receivable, net of allowance of $22,700
for doubtful accounts                                                    241,579              291,846
Advances to others                                                       236,837              100,000
Acquisition deposits                                                      12,500                   --
Inventory                                                                230,187              254,944
                                                               -----------------    -----------------

TOTAL CURRENT ASSETS                                                     860,808              647,591

EQUIPMENT
Equipment                                                                  6,068                6,068
Less accumulated depreciation                                              2,523                2,023
                                                               -----------------    -----------------

                                                                           3,545                4,045
                                                               -----------------    -----------------

TOTAL ASSETS                                                   $         864,353    $         651,636
                                                               =================    =================

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES
Book overdraft                                                 $              --    $           5,523
Trade accounts payable                                                   490,929              629,825
Accrued interest                                                          11,392               32,000
Accrued professional fees                                                     --               45,000
Accrued expenses                                                          10,497               11,187
Notes payable to stockholders                                            925,000              500,000
Loans payable to officers/stockholders                                   647,915              713,269
                                                               -----------------    -----------------
TOTAL CURRENT LIABILITIES                                              2,085,733            1,936,804

COMMITMENTS AND CONTINGENCES (NOTES B, F, G, I AND K)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 5,000,000 shares; 3,677,500 shares
and 2,527,500 issued and outstanding in 2004 and                          36,775               25,275
2003, respectively
Common stock, $0.001 par value; 100,000,000 shares
authorized; 8,723,000 and 3,635,000 shares issued and
outstanding in 2004 and 2003, respectively                                 8,723                3,740
Additional paid-in capital                                            15,416,783           11,523,435
Retained deficit                                                     (16,683,661)         (12,837,618)
                                                               -----------------    -----------------
                                                                      (1,221,380)          (1,285,168)
                                                               -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                               $       1,789,353    $       1,151,636
                                                               =================    =================


The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY
Interim Statements of Operations
Three Month Periods Ended March 31, 2005 and 2004
================================================================================
                                                 (UNAUDITED)       (Unaudited)
                                                  MARCH 31,         March 31,
                                                    2005              2004
                                               --------------    --------------
NET SALES                                      $      384,901    $           --

COST OF GOODS SOLD                                    280,595                --
                                               --------------    --------------

GROSS PROFIT                                          104,306                --

EXPENSES
Acquisition expense                                        --            10,000
Professional fees                                      72,647            33,715
Office expenses                                        37,340               350
Compensation expenses                                 690,000                --
Payroll and payroll taxes                             266,433                --
Licenses and insurance                                 12,954                --
Outside sales                                          36,300                --
Rent and taxes                                          4,000                --
Repairs and maintenance                                   595                --
Utilities                                               9,735                --
Vehicles                                                  693                --
Telephone                                               7,251                --
Plant equipment                                         2,743                --
Depreciation                                              500                --
Advertising and promotion                                 395                --
Travel and entertainment                               16,146             3,977
   Financing expense                                2,782,500
Other                                                   5,106             1,783
                                               --------------    --------------

TOTAL EXPENSES                                      3,945,338            49,825
                                               --------------    --------------

LOSS BEFORE OTHER ITEMS                            (3,841,032)          (49,825)

OTHER INCOME (EXPENSE)

Interest expense                                      (10,417)               --
Other income                                            5,406                --
                                               --------------    --------------

TOTAL OTHER INCOME (EXPENSE)                           (5,011)               --
                                               --------------    --------------

NET LOSS                                       $   (3,846,043)   $      (49,825)
                                               ==============    ==============

Loss per share                                 $        (0.71)   $       (0.066)
                                               ==============    ==============

Weighted average number of shares outstanding       5,401,000           750,000
                                               ==============    ==============


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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE F -    BUSINESS COMBINATIONS (CONTINUED)

            ALLIANCE PETROLEUM PRODUCTS COMPANY (CONTINUED)
            Following is a condensed balance sheet showing the fair values of assets acquired and the liabilities assumed as of the date of the acquisition:

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
================================================================================

NOTE I -    RELATED PARTY LOANS PAYABLE TO OFFICERS/STOCKHOLDERS (CONTINUED)

            NEW CENTURY CAPITAL CONSULTANTS, INC.-NOTE PAYABLE

            The Company on March 16, 2004 entered into a convertible unsecured revolving promissory note agreement with New Century Capital Consultants, Inc. The lender is a stockholder in the Company via compensation it received (see Note H). The agreement allows for borrowings up to $500,000 of which $50,000 has been advanced currently. Interest accrues at the rate of 9% per annum payable along with the any outstanding principle balance on March 16, 2005, unless the note is in default. The lender may convert the principal amount and any accrued interest into common stock of the Company based upon a formula equal to 40% below the closing bid price of the stock starting after six months from execution of this agreement. Additionally, on a one time basis the lender upon written demand after the six months can require the Company to prepare and file a registration statement under the Securities and Exchange Act of 1933 for an offering of up to 1,000,000 shares. Also, the agreement
r            allows for "piggyback registration" rights in that the Company must notify the lender and allow the lender to register its shares if the companies file such a registration statement. The agreement contains events of default such as bankruptcy, insolvency, defaults or rendering of judgments on indebtedness in excess of $75,000 on from any other lender. Additionally, the agreement contains certain covenants as prohibition of payment of dividends, retirements or redemptions of capital stock, or the transfer of material assets of the Company. Upon these acts of defaults, the entire amount of principal and interest is immediately due, and interest accrues at a rate of 15% per annum.

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

Date:    August 10, 2005
                                      American Petroleum Group, Inc.

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