Form 10QSB
period 2005-06-30
American Petroleum Group Inc
filed 2005-08-22
CIK 1138593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10Q-SB
                           --------------------------

    Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act
                                     of 1934
                  for the quarterly period ended: June 30, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                 14,536,750
        (Class)                            (Outstanding as of August 19, 2005)

Part I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Unaudited)                                   3

      Condensed Balance Sheets                                              3

      Condensed Statements of Operation                                     4

      Condensed Statements of Cash Flows                                    5

      Condensed Statements of Stockholder's Equity                          6

      Notes on Condensed Financial Information                              7

Item 2 Management's Discussion and Analysis or Plan of Operation            18

Item 3 Control and Procedures                                               27

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  27

Item 2.  Changes in Securities                                              28

Item 3.  Defaults Upon Senior Securities                                    29

Item 4.  Submission Of Matters To A Vote of Security Holders                29

Item 5.  Other Information                                                  29

Item 6.  Exhibits and Reports on Form 8 -K                                  29

Signatures                                                                  30

Certifications                                                              31

                          PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Balance Sheets
June 30, 2005 and December 31, 2004

                                                                     (Unaudited)               (Audited)
                                                                       June 30,              December 31,
                                                                         2005                     2004
                                                                    ------------             ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     --             $        801
Trade accounts receivable, net of allowance of $22,700
for doubtful accounts                                                    275,783                  291,846
Prepaid assets                                                            15,750                       --
Advances to others                                                       366,042                  100,000
Inventory                                                                259,020                  254,944
                                                                    ------------             ------------

TOTAL CURRENT ASSETS                                                     916,595                  647,591

EQUIPMENT
Equipment                                                                  6,068                    6,068
Less accumulated depreciation                                              3,023                    2,023
                                                                    ------------             ------------
                                                                           3,045                    4,045
                                                                    ------------             ------------

TOTAL ASSETS                                                        $    919,640             $    651,636
                                                                    ============             ============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES
Book overdraft                                                      $     47,502             $      5,523
Trade accounts payable                                                   605,914                  629,825
Accrued interest                                                          36,804                   32,000
Accrued professional fees                                                     --                   45,000
Accrued expenses                                                          36,814                   11,187
Loans payable to officers/stockholders                                 1,320,750                  713,269
                                                                    ------------             ------------
TOTAL CURRENT LIABILITIES                                              2,047,784                1,436,804
NOTES PAYABLE TO STOCKHOLDERS                                            927,500                  500,000

COMMITMENTS AND CONTINGENCES (NOTES B, F, G, I, K AND L)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 5,000,000 shares; 0 shares
and 2,527,500 issued and outstanding in 2005 and                              --                   25,275
2004, respectively
Common stock, $0.001 par value; 100,000,000 shares
authorized; 12,162,000 and 3,635,000 shares issued and
outstanding in 2005 and 2004, respectively                                12,162                    3,635
Additional paid-in capital                                            15,755,869               11,523,540
Retained deficit                                                     (17,823,675)             (12,837,618)
                                                                    ------------             ------------

                                                                      (2,055,644)              (1,285,168)
                                                                    ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                    $    919,640             $    651,636
                                                                    ============             ============


The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Operations
Three and Six Month Periods Ended June 30, 2005 and 2004

                                     Three months ended                   Six months ended
                                 -----------------------------     -----------------------------
                                  (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
                                   June 30,         June 30,          June 30,         June 30,
                                     2005             2004              2005            2004
                                 ------------     ------------     ------------     ------------
Net sales                        $    380,147     $         --     $    765,048     $         --

Cost of goods sold                    264,518               --          545,113               --
                                 ------------     ------------     ------------     ------------

Gross Profit                          115,629               --          219,935               --

Expenses
Acquisition expense                        --               --               --           10,000
Professional fees                      20,600           31,000           93,247           63,215
Management fees                            --               --               --               --
Office expenses                        11,239            5,233           48,579            5,583
Compensation expenses                 735,000            6,700        1,425,000            6,700
Payroll and payroll taxes             324,177               --          590,610               --
Licenses and insurance                 16,444               --           29,398               --
Bad debts                                  --               --
Outside sales                          40,039               --           76,339               --
Rent and taxes                          3,000               --            7,000               --
Repairs and maintenance                23,808               --           24,403               --
Utilities                              10,152               --           19,887               --
Vehicles                                  693               --            1,386               --
Telephone                               7,694               --           14,945               --
Plant equipment                         3,227               --            5,970               --
Depreciation                              500               --            1,000               --
Advertising and promotion               8,495           50,250            8,890           50,250
Travel and entertainment               19,258            2,329           35,404            6,306
    Financing Expense                      --               --        2,782,500               --
    Other                               6,655            5,860           11,761            9,143
                                 ------------     ------------     ------------     ------------
Total Expenses                      1,230,981          101,372        5,176,319          151,197
                                 ------------     ------------     ------------     ------------

Loss Before Other Items            (1,115,352)        (101,372)      (4,956,384)        (151,197)

Other Income (Expense)

Interest expense                      (25,412)            (975)         (35,829)            (975)
Other income                              750               --            6,156               --
                                 ------------     ------------     ------------     ------------

Total Other Income ( Expense)         (24,662)            (975)         (29,673)            (975)
                                 ------------     ------------     ------------     ------------

NET LOSS                         $ (1,140,014)    $   (102,347)    $ (4,986,057)    $   (152,172)
                                 ============     ============     ============     ============

Loss per share                          0.109            0.004            0.477            0.006
                                 ============     ============     ============     ============

Weighted average number
  of shares outstanding            10,442,500        1,221,028       10,442,500        1,273,333
                                 ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Cash Flows
Six Month Periods Ended June 30, 2005 and 2004

                                                                     (Unaudited)               (Audited)
                                                                       June 30,              December 31,
                                                                         2005                     2004
                                                                    ------------             ------------
Cash flows from operating activities:
Net loss                                                            $ (4,986,057)            $   (152,172)
Compensation, consulting, financing and termination
 expenses in exchange for shares                                       1,425,000                       --

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts                                                                     --                       --
Depreciation                                                                 500                       --
(Increase) decrease in operating assets:
Trade accounts receivable                                                 16,063                       --
Advances to others                                                      (266,042)                      --
Inventory                                                                 (4,076)                      --
Acquisition deposits                                                          --                  (56,000)
Prepaid assets                                                           (15,750)

Increase (decrease) in operating liabilities:
Book overdraft                                                            41,979                       --
Trade accounts payable                                                   (23,799)                   9,007
Proceeds for additional paid-in-capital
and stock shares issued                                                       --                   74,950
Accrued expenses                                                          30,431                       --
                                                                    ------------             ------------

Net cash used in operating activities                                 (3,781,751)                (124,215)
                                                                    ------------             ------------

Cash flows from investing activities:
Acquisition of new subsidiary                                                 --                       --
Purchases of equipment                                                        --                       --
                                                                    ------------             ------------
Net cash provided by (used in) investing activities                           --                       --
                                                                    ------------             ------------

Cash flows from financing activities:
Issuance of common stock                                                   8,527                       --
Increase in additional paid-in capital                                 2,762,717                       --
Retirement of preferred stock                                            (25,275)                      --
Proceeds from loans payable                                            1,034,981                   91,000

                                                                    ------------             ------------
Net cash provided by financing activities                              3,780,950                   91,000
                                                                    ------------             ------------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                            (801)                 (33,215)

Cash and cash equivalents, beginning of year                                 801                   35,432
                                                                    ------------             ------------

Cash and cash equivalents, end of year                              $         --             $      2,217
                                                                    ============             ============

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Stockholders' Equity (Deficit)
Three Month and Six Month Periods Ended June 30, 2005 and Year
Ended December 31, 2004


                                       Preferred Stock                   Common Stock
                                 --------------------------       -------------------------
      (Audited)                    Number        Par Value          Number       Par Value
                                 ----------    ------------       ---------    ------------
Balance at December 31, 2003             --    $         --       1,415,000    $      1,415
                                 ----------    ------------       ---------    ------------

Net loss                                 --              --              --              --

Stock shares issued               2,527,500          25,275       2,598,700           2,599

Retired common shares                    --              --        (273,700)           (274
                                 ----------    ------------       ---------    ------------
      (Audited)
Balance at December 31, 2004      2,527,500          25,275       3,740,000           3,740

Net loss                                 --              --              --              --

Stock shares issued               1,150,000          11,500       4,983,000           4,983

Retired common shares                    --              --              --              --
                                 ----------    ------------       ---------    ------------

      (Unaudited)
Balance at March 31, 2005         3,677,500          36,775       8,723,000    $      8,723

Net loss                                 --              --              --              --
Stock shares issued                      --              --       3,438,750           3,439

Retired preferred shares         (3,677,500)        (36,775)             --              --

      (Unaudited)
                                 ----------    ------------       ---------    ------------
Balance at June 30, 2005                 --              --      12,161,750          12,162
                                 ==========    ============       =========    ============


                                  Additional      Retained
                                   Paid-In        Earnings
      (Audited)                    Capital        (Deficit)        Total
                                 ------------   ------------    ------------
Balance at December 31, 2003     $  9,328,585   $ (9,662,160)   $   (332,160)
                                 ------------   ------------    ------------

Net loss                                   --     (3,175,458)     (3,175,458)

Stock shares issued                 2,194,576             --       2,222,450

Retired common shares                     274             --              --
                                 ------------   ------------    ------------
      (Audited)
Balance at December 31, 2004       11,523,435    (12,837,618)     (1,285,168)

Net loss                                   --     (3,846,043)     (3,846,043)

Stock shares issued                 3,893,348             --       3,909,831

Retired common shares                      --             --              --
                                 ------------   ------------    ------------

      (Unaudited)
Balance at March 31, 2005        $ 15,416,783   $(16,683,661)   $ (1,221,380)

Net loss                                   --     (1,140,014)     (1,140,014)
Stock shares issued                   339,086             --         342,525

Retired preferred shares                   --        (36,775)

      (Unaudited)
                                 ------------   ------------    ------------
Balance at June 30, 2005           15,755,869    (17,823,675)     (2,055,644)
                                 ============   ============    ============

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

Note  B - Continuance of Operations

          The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2005, the Company had accumulated losses of $17,823,675 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company is currently pursuing new debt and equity financing in conjunction with future acquisitions. Additionally, approximately $672,835 was raised during the quarter ended June 30, 2005 from loans payable to officers/stockholders (see Note I) whose proceeds were used for working capital needs, as well as a down payment toward the purchase of an option on one of the proposed acquisitions.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

          Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. At June 30, 2005 and December 31, 2004, the Company estimates that the fair value of its notes payable are not materially different from its financial statement carrying value, except for the liability for stock borrowings (see Note G).

          New Accounting Pronouncements

          Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

          Impairment of Long Lived Assets

          The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed at June 30, 2005. See Note F concerning impairment of goodwill.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

         The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                2005             2004
                                                                          -----------      -----------
            Gross deferred tax assets (non-capital loss carryforward)      6,052,000         4,365,000
            Valuation allowance for deferred tax asset                    (6,052,000)       (4,365,000)
                                                                          -----------      -----------
                                                                          $        --       $       --
                                                                          ===========      ===========

         Income Taxes

         No provision for income taxes has been provided in these consolidated financial statements due to the net loss. At June 30, 2005 and December 31, 2004, the Company has net operating loss carryforwards, which expire commencing in 2022, totaling approximately $17,800,000 and $12,800,000, respectively, the benefit of which has not been recorded in the financial statements due to the future uncertainty of the generations of earnings by the Company.

Note E -  Non-Cash Transactions

         Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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
                                                               ----------
                                                               $1,323,417

         The Company acquired only minimal property, plant and equipment in the transaction; Alliance does not have title to these production assets. Additionally, no expense has been recognized during the quarter ended June 30, 2005 for compensation for the use of the machinery and equipment to a corporation representing the predecessor operation to Alliance and to an entity that owned the real estate. The predecessor company was owned by the former officers of APPC who are also stockholders and directors of the Company; the real estate company is owed by the former president and a major stockholder of the Company; The assets of these entities secure obligations to Harris Bank as a result of certain transactions entered into by the predecessor company, the real estate company or their owners. A security interest had been entered into to as a result of these prior lending activities with appropriate liens filed and personal guarantees of the principals, some who are currently officers of the Company or Alliance. Harris Bank has threatened foreclosure if the prior borrowers can not reach terms allowing the bank to forebear the defaults. (See Note K)

         Goodwill (excess of purchase price over net assets acquired) of $822,262 arising in the above described acquisition had been recognized at the time of purchase. Subsequently, management determined that the goodwill value was totally impaired as APPC is operating on a negative cash flow basis and, therefore, the recoverability of the asset is uncertain and was fully written off in December 31, 2004.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

Note F - Business Combinations (Continued)

         Pro Forma Information

         On July 1, 2004, the company purchased 100% of the voting stock of APPC. Results of operations for APPC are included in the consolidated financial statements since that date. The acquisition was made for the purpose of the reasons as stated above. Following are pro forma amounts assuming that the acquisition was made on January 1, 2004:

              Net sales                                       $ 1,487,007
              Cost of good sold                                 1,217,846
                                                              -----------
                Gross profit                                      269,161

              Expenses                                          3,836,886
                                                              -----------
                Net income (loss)                             $(3,567,725)
                                                              ===========
                Loss per share:
                  Basic                                             $1.82
                                                                     ====

Note G - Notes Payable

         The Company entered into a stock borrowing arrangement whereby several stockholder/officers of the Company transferred approximately 1,000,000 shares pre-split or 50,000 shares on a post split basis of common stock into an escrow account. The shares were subsequently sold with the proceeds of $500,000 being transferred to the Company. The Company is obligated to return the shares to the original holders by April 2005. If the Company had to repurchase its stock at June 30, 2005, it would be required to pay $38,000 to acquire the aggregate shares using a $0.76 approximate share price in order to replace such shares for the original contributors of the stock. The balance sheet as of December 31, 2003 was restated to record the $500,000 liability and reduce additional paid-in capital.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

Note G- Notes Payable (Continued)

         Highgate House Funds, Ltd. Transaction In order to raise capital for operations of the parent Company and to complete the Oilmatic transaction, the Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible Debenture for a total amount of $500,000 at 7% interest. The Note is convertible into shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time, the Company entered into with Cornell Capital Partners LP a total Standby Equity Distribution Agreement for up to $10,000,000 equity line. As part of this transaction, the Company paid fees to Cornell Capital of 750,000 shares (of which 15,000 was given to Newbridge Securities as Placement Agent for the SEDA Agreement), plus a commitment fee and Structuring fee to Yorkville Advisors Management, LLC of a total of $75,000. In addition, as part of the Secured Debenture, Highgate House Funds, Ltd. was issued 3,100,000 shares of common stock as collateral by the Company. Upon payment, or conversion of the Convertible Debenture, these shares are to be returned to the Company and returned to treasury. An additional 50,000 shares of common stock were issued as additional compensation for the Convertible Debenture. As of June 30, 2005, the Company had received $425,000 in advances against the Convertible debenture. A financing expense of $2,782,500 was charged to operations for this transaction.

Note H - Related Party Transactions

         Payroll Services

         The Company had its payroll processed though a "professional employer organization" owned by a publicly traded corporation that has common shareholders, directors and officers. For the quarter ended June 30, 2005, the company processed $xxxxx of payroll, taxes and benefits, along with an administration fee of $xxxx. For the six months ended June 30, 2005, the company processed $xxxx pf payroll taxes and benefits along with an administrative fee of $xxxx.

         Expense Reimbursements

         The Company reimburses Company officer/directors for travel, office and other expenses. In addition, certain officers make temporary advances.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

Note I -   Related Party Loans Payable to Officers/Stockholders

                                                  6/30/05      12/31/04
                                                  Amount        Amount
                                                 ----------   ----------


         Rick Carter                             $  170,000   $    6,000
         Ron Shapps                                 350,000      200,000
         Michael Cahr                               100,000      100,000
         Warren Field                                50,000       50,000
         New Century Capital Consultants, Inc.       50,000       50,000
         Keystone Nittany Ventures                  137,835      113,353
         Former President                           142,915      142,916
         Malibu Management Company                   16,000       16,000
         Alliance Finance Network                    85,000       35,000
         Jeff Neimen                                 50,000         --
         John Niestrom                               20,000         --
         James Zimber                                49,000         --
         William Bossung                            100,000         --
                                                 ----------   ----------

            Total                                $1,320,750   $  713,269
                                                 ==========   ==========

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

         On October 18, 2004, the Company received notice from the lender that, in its opinion, the Company was in default on the arrangement as a result of distributions to classes of equity holders and possibly transfer of material assets. The lender has made assertions about misappropriation of corporate funds. Management of the Company finds these assertions as unfounded and feel the Company is in compliance with the terms of the agreement.

         Keystone Nittany Ventures, Malibu Management Company and Alliance Financial Network

         Keystone Nittany Ventures, Inc. (Keystone) and Malibu Management Company (Malibu) are corporations owned by the President of the Company, James Zimbler who is also a director and a major shareholder. Alliance Financial Network ("AFN") is a corporation owned by a Vice President of the Company who is also a director and shareholder. Keystone, Malibu and AFN have from time-to-time made advances to the Company. The loans are unsecured due on demand and call for interest of 8% per annum.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
-------------------------------------------------------------------------------

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

         In August 2004, the Company entered into a compensation agreement with Mr. Rick Carter for the position of Vice President through December 2005 with a one year renewal. Compensation includes fees of $80,000 per annum and issuance of common and preferred stock. This agreement was terminated effective

         In August 2004, the Company entered into a compensation agreement with Mr. James W. Zimbler for the position of President and a Director of the Company through December 2005 with a one year renewal. Compensation includes fees of $144,000 per annum and issuance of common and preferred stock.

         Effective January 1, 2005, the Company entered into a compensation agreement with Ronald Shapps for the position of Chairman of the Board of Directors through December 2005 with a one year renewal. Compensation includes fees of $144,000 and the issuance of common and preferred stock.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

Note K - Commitments and Contingencies (Continued)

         Oilmatic Status - Subsequent Event

         On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/Oilmatic International, Inc., for shares of common stock of the Registrant. Originally, it was anticipated that the transaction will close after the end of the first fiscal quarter of 2005. During the quarter ended June 30, 2005, management no longer felt that the mutual goals of both parties were attainable and the transaction with Oilmatic was cancelled

         The Company had advanced Oilmatic Systems LLC $300,000 under the Letter of Intent. Pursuant to the Letter of Intent, if the transaction did not close, the amount would be a loan to Oilmatic Systems LLC, to be repayable on the ninth month anniversary of the date of the loan, together with interest at the floating prime rate.


         Triton Petroleum, LLC- Subsequent Event

         On July 1, 2005, American Petroleum Group, Inc., the Registrant and Company, entered into an Asset Purchase Agreement with Triton Petroleum, LLC, an Illinois Limited Liability Corporation ("Triton") whereby the Registrant purchased all the assets and operations of Triton, as follows:

         On the Payment Date, which shall be the one year anniversary of the effectiveness of the Agreement, that being July 1, 2006, the Registrant shall pay to the Sellers the Purchase Price equal to three and one half (3.5) the net earnings of the assets and operations formerly owned by Triton.

         The Purchase Price is to be paid as:
         (a) Twenty-five (25%) in cash on the payment date, and
         (b) with the balance of seventy-five percent (75%), payable over the following two years, in cash and stock, as agreed to by the parties.

         In addition, current loans to Triton, totaling approximately three hundred thousand ($300,000), due and owing to the members of Triton, shall be paid over the twelve months from the Closing Date to the Payment Date.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

         Some of the members of Triton, which sold the Assets to the Company are Officers/Directors, employees or former Directors of the Company. The sellers are as follows:


                  Keystone Capital Resources LLC
                           Controlled by our Interim President, James W. Zimbler

                  Rick Carter
                           Former Director

                  Christopher Hanson
                           Employee of our subsidiary, American Petroleum Products Corp.

                  Richard Steifel
                           President of our subsidiary, American Petroleum Products Corp.

                  George L. Riggs, III
                           Former Director and Chief
                           Financial Officer

                  Michael S. Krome
                           Currently a Director and General Counsel

                  Robert Nelson - no relation to Registrant prior to transaction




         Rule 504 - Regulating D Offering - Subsequent Event


         On July 25, 2005, the Company conducted a Rule 504, Regulating D offering of $1,000,000 worth of Convertible Debentures of our subsidiary American Petroleum Products Company ("APPC"), to accredited investors in the State of Texas. Pursuant to the Offering, APPC issued the convertible debentures, which were convertible into shares of common stock. As part of the Offering, APPC is to be merged into the Company. Upon conversion into shares and merger of APPC into the Company the offering shares are issuable as shares of American Petroleum Group, Inc. A total of 2,500,000 shares of common stock were issued under the offering.

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

Prior Business Matters and Failed Business Acquisitions. On March 9, 2001, we acquired a 20-year mining lease from Steve Sutherland, the owner of 24 unpatented lode-mining claims, sometimes referred to as the Medicine Project, located in Elko County, Nevada. The lease was terminated at some point.

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

It is the opinion of current management that the terms of the amendment as contained above, are unenforceable against the Company. It is the belief and opinion of current management that the former control person(s) of the Company attempted to bind the Company for debts due and owing from a transaction the Company was not a party to, did not hold any assets from or any obligation to repay and monies lent against assets. This is better described as the "threatened Litigation from Harris Bank" as set forth in Part II, Item 1. Litigation

The operations of Alliance have been consolidated with the results of AMAI since July 1, 2004. American Petroleum Group, Inc. which was formerly American Capital Alliance, Inc. (the "Company") is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. The Company's current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry. After the above acquisition, the Company is no longer considered a "development state entity"

Oilmatic Systems LLC
On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/or Oilmatic International, Inc., for shares of common stock of the Registrant.

As part of the transaction, Michael Allora, President of Oilmatic would have assumed, after the closing of the transaction, the position of President and Chief Operating Officer of American Petroleum as well as Oilmatic. Mr. Allora has extensive experience in the delivery of bulk liquids and related products to businesses, retail and wholesale, in the restaurant field.

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

The Registrant had advanced Oilmatic Systems LLC $300,000 under the Letter of Intent. Pursuant to the Letter of Intent, if the transaction did not close, the amount would be a loan to Oilmatic Systems LLC, to be repayable on the ninth month anniversary of the date of the loan, together with interest at the floating prime rate.


SUBSEQUENT TRANSACTIONS

Triton Petroleum, LLC
On July 1, 2005, American Petroleum Group, Inc., the Registrant, entered into an Asset Purchase Agreement with TRITON PETROLEUM, LLC, an Illinois Limited Liability Corporation ("Triton") whereby the Registrant purchased all the assets and operations of Triton, as follows:

On the Payment Date, which shall be the one year anniversary of the effectiveness of the Agreement, that being July 1, 2006, the Registrant shall pay to the Sellers the Purchase Price equal to THREE AND ONE HALF (3.5) times the net earnings of the assets and operations formerly owned by Triton.

The Purchase Price is to be paid as:
(a) TWENTY-FIVE PERCENT (25%) in cash on the payment date, and
(b) with the balance of SEVENTY-FIVE PERCENT, payable over the following two years, in cash and stock, as agreed to by the parties.

In addition, current loans to Triton, totaling approximately THREE HUNDRED THOUSAND DOLLARS ($300,000), due and owing to the members of Triton, shall be paid over the twelve months from the Closing date to the Payment Date.

Some of the members of Triton, which sold the Assets to the Registrant, are Officers/Directors, employees or former Directors of the Registrant. The sellers are as follows:

      Keystone Capital Resources LLC
           Controlled by our former Interim President, James W. Zimbler Rick Carter
           Former Director
      Christopher Hanson
           Employee of our subsidiary, American Petroleum Products Corp. Richard Steifel
      President of our subsidiary, American Petroleum Products Corp. George L. Riggs, III
           Former Director and Chief Financial Officer
      Michael S. Krome
           Currently a Director and General Counsel
      Robert Nelson - no relation to Registrant prior to transaction.

The assets purchased include the right to the name, Triton Petroleum, all operations and assets, including any leases, or sub-leases.

Triton purchases used oil from various consolidators of used petroleum such as gear oil, machine oils, etc. that have never been burnt before. It then transports the un-combusted, but unrefined oils back to its reclamation facility for refining. After a very detailed reclamation process, all impurities and contaminants are extrapolated out of the oil, through Triton's centrifuge operation, thus leaving it with a valuable renewable petroleum base oil. This base oil can be blended with new crude and other chemical components and bottled in our Bedford Park, Illinois facility. Using the renewable oils from Triton Petroleum will drastically reduce American Petroleum Products Company's (APPC) cost of base oil by 35%, and management feels that the acquisition of the assets of Triton petroleum, making APPC its only customer, will be an advantage with respect to earnings.

APPC has purchased this kind of oil in the past from various supplies, including Triton Petroleum, but owning the supplier creates a vertical integrated supply chain and giving AMPE a price advantage over its competitors in this highly competitive commodity market.

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

In order to raise capital for operations of the parent Company and to complete the Oilmatic transaction, the Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible debenture for a total amount of $500,000 at 7% interest. The Note is convertible into shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time the Company entered into with Cornell Capital Partners LP a total Standby Equity Distribution Agreement for up to $10,000,000 equity line. Pursuant to the Standby Equity Distribution Agreement we are to file a registration statement 180 days after execution.

We must also obtain additional financing to either purchase our operating assets or obtain working capital for leasing arrangements

To meet our need for cash, we are attempting to raise debt and equity financing to complete the acquisitions described in this document and fund the Company's on-going operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and can not raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely

Limited Operating History.
The only historical financial information about our Company on which to base an evaluation of our performance is the last nine months after the acquisition of APPC which was generating losses at the time of acquisition. We cannot guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. We are seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and our on-going operations.

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


Results of Operations:
Three Months Ended June 30, 2005 v. Three Months Ended June 30, 2004

For the Quarter Ending June 30, 2005 v. June 30, 2004, the Company had $380,147 in sales, and cost of revenues and other expenses of $1,255,643, including $735,000 in compensation expense related to the issuance of stock for services rendered. This is in comparison to $-0- in sales and cost of revenues and expenses of $102,347.

Six Months Ended June 30, 2005 v. Six Months Ended June 30, 2004

For the Six months ending June 30, 2005 v. June 30, 2004, the Company had $765,048 in sales, and cost of revenues and other expenses of $5,205,992, including $1,425,000 in compensation expense related to the issuance of stock for services rendered and $2,782,500 in financing expense related to the issuance of stock in relation to financing activities. This is in comparison to $-0- in sales and cost of revenues and expenses of $152,172.


Liquidity and Financial Resources:

During the six months ended June 30, 2005, net cash used by operating activities was $3,781,751. The Company incurred a net loss of $1,140,013 for the three months ended June30, 2005; the company still has a net operating loss even if the stock compensation expense of $735,000 had not been incurred. Additionally at June 30, 2005, current liabilities and long-term liabilities exceed current assets by approximately $2,058,689; these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. The company is currently pursuing private debt and equity sources. It is the intention of the Company's management to also improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.

Administrative expenses for the three months ended June 30, 2005, including stock compensation expense were $1,230,980, resulting in losses from operations of $1,115,352. Included in these amounts are expenses for stock compensation of $735,000. The increases in the remainder of Administrative expensed are due to the start up of the operations due to increases in personnel, professional, professional fees, and a generally higher level of fixed administrative expenses. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase as a result of the business derived from APPC.

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


Contingencies
Harris Bank
     In conjunction with the Bank attempting to collect their debt against certain parties, the bank is requesting that the Company become a party to any forbearance as to collection of the debt, such as becoming a guarantor or buying life insurance for the original makers of the debt. The basis of their claims is that the company is using facilities that secure the original borrowings. It is the opinion of management and counsel of the company that there is no basis and claims or commitments since Alliance or the Company was not a borrower or a guarantor on the debt (management of Alliance are guarantors of the original debt). The Company has a tentative agreement to resolve al potential claims with the bank and is attempting to secure financing to purchase the operating assets being utilized in the operations at fair value.

Compensation for Utilizing Operation Assets
-------------------------------------------
     No rent or compensation of any type has been paid to the entities that claim to have legal title to the operating assets of Alliance. Management has taken the position that since there was no contract or agreement to purchase or for the payment of rentals for these assets, therefore nothing is owed. The consolidated operations for the period since Alliance was acquired do not contain any provision for compensation for use of the facilities; The owner (and former president of the Company and major shareholder) of the entity that owns the real estate had previously had Alliance recorded $15,000 in rent a month with a corresponding increase to an amount payable to this entity; This is a contingency relating to the business combination that could potentially result in an adjustment of the purchase price of Alliance or additional charges to operations.

Amendment of Alliance Petroleum Products Company Agreement
----------------------------------------------------------
     On June 24, 2004 the Company amended the original agreement removing the contingencies contained in the original document, the most significant being of refinancing certain debt owed Harris Bank. As part of this amendment the document stated Alliance assumed assumes all payment obligations and all other agreements of Alliance to the Harris Bank, and all payment obligations and all other agreements of Alliance as set forth in the following four "Promissory Notes".:

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


ITEM 3.   CONTROLS AND PROCEDURES

     The registrant's new Principal executive financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2005 has concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

     The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.



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

There is a threatened action by the Harris Bank of Chicago, Illinois with respect to a defaulted loan agreement. Harris Bank claims to have a lien on the equipment used by the Registrant in its operations. The Registrant has had contact with Harris Bank and is attempting to resolve the matter. The debt was reduced from an original indebtedness of $2.35 million to a final reduced amount of $1.4 million. Terms of the debt with Harris Bank of Chicago, Illinois include a four-year term of repayment, with interest at 6% on a 20 year amortization schedule, and a balloon payment at the end of the term. Upon the Company making a down payment, the terms of the transaction will be finalized. In addition, we have reached a tentative settlement with American Financial, the owner of the real property where our subsidiary conducts operations.

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


ITEM 2.   CHANGES IN SECURITIES

      None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 5.   OTHER INFORMATION

On July 25, 2005, we conducted a Rule 504, Regulating D offering of $1,000,000 worth of Convertible Debentures of our subsidiary American Petroleum Products Company ("APPC"), to accredited investors in the State of Texas. Pursuant to the Offering, APPC issued the convertible debentures, which were convertible into shares of common stock. As part of the Offering, APPC is to be merged into the Registrant. Upon conversion into shares and merger of APPC into the Registration the offering shares are issuable as shares of American Petroleum Group, Inc. A total of 2,500,000 shares of common stock were issued under the offering.

Effective August 1, 2005, the following individuals resigned as members of the Board of Directors and/or as Principal Officers of the registrant.

      James W. Zimbler         Director and Interim President
      William Bossung          Director

The Directors resigning have stated in their resignation letters that their resignation does not in any way imply or infer that there is any dispute or disagreement relating to the Company's operations, policies or practices.

Each resigning Director has been provided a copy of his disclosure, no less that the day the Registrant is filing the disclosure with the Commission. Each Director will be given an opportunity to furnish the Registrant a letter or response, that he agrees with the statements made by the Registrant in this
Section 5.02, and if not, stating the respects in which he does not agree.


The following individuals have been appointed by the Board of Directors to the positions indicated, effective August 1, 2005:

Name               Age    Position
-----------------------------------------------------------------
George Campbell    39     President and Chief Executive Officer
James J.Carroll    54     Director and Chief Accounting/Financial
Officer

George Campbell, President and Chief Executive Officer
From 2001 until 2005 , Mr. Campbell was President of George Campbell Consulting, where he was responsible for the entire operation. From 2000 until 2001, Mr. Campbell was a Business Strategy Consultant for Scient Corp., where he was responsible for providing clients with business advice as it related to internet activities. From 1997 until 2000, Mr. Campbell was with Navistar International Transportation Corp., where he had a variety of positions, most recently Director of Strategic Planning for the Truck Group. He was responsible for leading the leadership of the Truck Group through processes of reorganization and strategy development.

Mr. Campbell comes to American Petroleum with a distinguished track record that includes over 13 years of management experience in both start-up and large company manufacturing. He spent 8 years with AlliedSignal and Navistar International as a finance and strategy leader, where he led multiple restructuring, cost, business development, and quality improvement efforts. Most recently, Mr. Campbell's background includes extensive experience as a consultant to both emerging growth and well established businesses the areas of cost competitiveness and quality improvement. Mr. Campbell has been a business consultant to both start ups and Fortune 1000 clients since 2000, with a focus on strategic restructurings and quality improvements. Prior to that, Mr. Campbell worked for both Navistar International and AlliedSignal in various finance and strategy positions. He has an MBA from the University of Michigan and a BA from the University of Wisconsin.

James J. Carroll, 54, Director and Chief Accounting/Financial Officer
James J. Carroll was appointed our Chief Financial Officer in March, 2005. He is the founder of Kevney Consulting Group, Ltd (Kevney), and has been active in Kevney since 2001. Kevney provides diversified financial and management services to its clients, including merger and acquisition, reorganization and debt financing consulting and interim chief financial officer services. Mr. Carroll has over 30 years of diversified financial experience, including 13 years in public accounting with 5 years as a partner with a regional public accounting firm. He also has over 15 years of experience in private industry, including positions as COO and CFO for various manufacturing and distribution companies.


ITEM 6.   EXHIBITS

      a. Exhibits:
      3.1 Articles of Incorporation of the Registrant, as amended*
      3.2 By-laws of the Registrant, as amended* 31.1 Section 302 Certification of Chief Executive Officer (1)
      31.2 Section 302 Certification of Chief Accounting/Financial Officer (1)
      32.1 Section 906 Certification of Chief Executive Officer (1)
      32.2 Section 906 Certification Chief Accounting/Financial Officer (1)
      ------------
* Previously filed as an exhibit to the Company's Form 10-SB filed on June 26, 2001
(1)   Filed herewith


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2005          American Petroleum Group, Inc.


                               /s/ George Campbell
                               --------------------------------------
                               George Campbell, President and Chief
                               Executive Officer

                               /s/ James Carroll
                               --------------------------------------
                               James Carroll, Chief Financial Officer