Form 10KSB/A
period 2004-12-31
American Petroleum Group Inc
filed 2005-11-17
CIK 1138593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934: For the fiscal year ending December 31, 2004

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934: For the transition period from _________ to _________

                        Commission file number: 000-49950

                         AMERICAN PETROLEUM GROUP, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                                      98-0232018
---------------------------------------------              -----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)

    1400 N. Gannon Drive, 2nd Floor, Hoffman Estates, IL          60194
    ----------------------------------------------------       ----------
          (Address of Principal executive offices)             (Zip Code)

                   Issuer's telephone number: (847) 805-0125
                   -----------------------------------------

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

The number of shares of Common Stock  outstanding,  as of November 14, 2005 was:
17,145,500

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

Alliance Petroleum Products Company

On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of American (757,864 common shares). An additional 5,000,000 shares of common stock of the Company is to be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose if the Company did not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing. This was a material contingency to the transactions and as a result has to be resolved prior to recognition of a business combination. On June 24, 2004 (effective date July 1, 2004) the Company ("Prelude") now known as American Petroleum Group, Inc., ("AMPE") and Alliance Petroleum Products Company ("Alliance"), entered into an Amendment to the original Alliance Agreement, dated October 9, 2003 whereby all previous conditions and contingencies were deemed to have been completed or waived and the agreement amended as follows;

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

It is the opinion of current management that the terms of the amendment as contained above, are unenforceable against the Company. It is the belief and opinion of current management that the former control person(s) of the Company attempted to bind the Company for debts due and owing from a transaction the Company was not a party to, did not hold any assets from or any obligation to repay and monies lent against assets. This is better described as the "threatened Litigation from Harris Bank" as set forth in Item 3. Litigation

THE COMPANY

The operations of Alliance (now known as American Petroleum Products Company) have been consolidated with the results of AMAI since July 1, 2004. American Petroleum Group, Inc. which was formerly American Capital Alliance, Inc. (the "Company") is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities.

The company, via its subsidiary (American Petroleum Products Company, or APPC), is in the manufacturing and distribution of petroleum and related products for the automotive industry. Specifically, APPC is in the business of blending, bottling, and distributing private label motor oil, transmission fluid, and related products for the automotive aftermarket. These products are sold, both direct and through distributors, to retail outlets that include oil change shops, automotive aftermarket chains, gas stations, department stores, and convenience stores. Although most products are sold in 12-quart cases, some products are sold in bulk. APPC sells to a wide variety of customers with a low dependence on any one customer (the largest customer makes up less than 10% of sales year to date).

In order to make finished motor oil, blenders and bottlers like APPC purchase base oils and blend them with V.I. Improver and/or Additive Packages to create motor oil, which is then sold either Bulk or Bottled. While there are several major companies with huge markets, this is a highly fragmented market, with many smaller players, especially in the private label market. Other major costs include bottles, caps, labels, corrugated, labor, and transportation costs.

The U.S. market for aftermarket motor oil is approximately $11.3B annually, making APPC a very small, regional player. Most retail outlets for motor oil carry a major brand and a lesser-known, lower-priced brand. APPC primarily competes with those other, lesser-known brands, which consist of other regional/national motor oil blenders and bottlers.

Given that the product is somewhat of a commodity, APPC competes largely by managing a competitive cost structure so that it can pass through competitive pricing and by carefully managing customer relationships. By giving our customers fair prices and providing excellent quality and service, APPC has maintained relatively long term relations with its customer base and has had success winning new customers.

Motor oil with for late model year automobiles normally utilize the latest formulae established by the American Petroleum Institute and the Society of Automotive Engineers. The "standard" for current model year automobiles is referred to as "SM," which recently replaced "SL." Only SM and SL motor oil can currently receive the API "starburst" certification seal, and APPC must annually renew its API license in order to use the "starburst" seal on its labels. Motor oil can also be made without the API starburst and sold as oil with technology prior to SM or SL. This API-certified oil must include what is referred to as "Group 2 Base Oils" as the foundation for the oil, as well as an additive package that includes the most recently approved chemical blend. APPC, like other motor oil blenders, must purchase Group 2 base oils from select, API-approved suppliers in order to make API-certified premium motor oil. APPC primarily purchases Group 2 base oils from Motiva (Port Arthur, Texas) and from Evergreen Oil (Irvine, California). Shortages of Group 2 base oils have caused price increases in recent months, but APPC has been able to pass these increases on to the customer.

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

Liquidity and Financial Resources
---------------------------------

During the twelve months ended December 31, 2004, net cash used by operating activities was $(614,767). The Company incurred a net loss of $3,175,458 for the twelve months ended December 31, 2004; the company still has a net operating loss even if the stock compensation expense of $1,523,200 and Goodwill Impairment expense of $822,262 did not occur. Additionally at December 31, 2004, current liabilities exceed current assets by approximately $1,289,200; these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. The company is currently pursuing private debt and equity sources. It is the intention of the Company's management to also improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully. As shown in the financial statements, the Company incurred a net loss of $3,175,458 during the year ended December 31, 2004 and has incurred substantial net losses for each of the past two years. At December 31, 2004, current liabilities exceed current assets by $1,289,200. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

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

The Company's wholly-owned subsidiary, American Petroleum Products, Inc., operates from a manufacturing and distribution facility located at 5841 W.
66th Street, Bedford Park, Il. The facility is comprised of approximately 36,000 sq. ft. The facility is sufficient for the needs of the wholly-owned subsidiary for the foreseeable future. The Company does not have a formal lease and is presently not paying rent for this property due to a dispute with the former
President of the Company, who is also the owner of this property. We are attempting to reach a resolution with the former President and landlord of the property. If we are not able to successfully resolve the dispute, and are forced to vacate the facility, it will have a substantial material effect on the ability to operate the subsidiary. We have reached an agreement with respect to all claims related to the ;property wit the owner, which when executed, will result in the Company purchasing the property.

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

There is a threatened action by the Harris Bank of Chicago, Illinois with respect to a defaulted loan agreement. Harris Bank claims to have a lien on the equipment used by the Registrant in its operations. The Registrant has had contact with Harris Bank and is attempting to resolve the matter. In the event that a resolution is not resolved in a manner satisfactory to the Registrant, it could result in the seizure of the equipment and have a material adverse effect on the operations of the Registrant. We have reached an agreement resolving all claims of Harris Bank, which when executed will result in the Company receiving clear title to all equipment in its plant.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 10. Executive Compensation

      For the fiscal year ended December 31, 2004, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:


                              Capacities in                                             Aggregate
                              Which Remuneration                             Cash       Restricted Share
Name                          was Received              Period Ended         Payment    Remuneration
---------------------------------------------------------------------------------------------
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, American Petroleum Group, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on November 14, 2005.

                                AMERICAN PETROLEUM GROUP, INC.

                                By /s/ George Campbell
                                  ---------------------
                                  George Campbell, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 31, 2005.

Signature                     Title                               Date
--------------------------------------------------------------------------------
/s/ Ronald Shapss             Chairman                     November 14, 2005
-----------------
Ronald Shapss

/s/ George Campbell           CEO, President               November 14, 2005
--------------------
George Campbell

/s/ James J. Carroll          Chief Financial/Accounting   November 14, 2005
--------------------                Officer
James J. Carroll


/s/  Michael S. Krome         Director                     November 14, 2005
---------------------
Michael S. Krome


/s/  Elliot Cole              Director                     November 14, 2005
---------------------
Elliot Cole

                         AMERICAN PETROLEUM GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 2004

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC
    ACCOUNTING FIRM........................................................  1

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets............................................  2

    Consolidated Statements of Operations..................................  3

    Consolidated Statements of Stockholders' Equity (Deficit)..............  4

    Consolidated Statements of Cash Flows..................................  5

    Notes to Consolidated Financial Statements.............................  6

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



March 23, 2005
St. Louis, Missouri

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2004 and 2003
(See Independent Auditors' Report)
--------------------------------------------------------------------------------
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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2004 and 2003
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

                                                    2004          2003
                                                -----------    -----------

NET SALES                                       $   857,172    $      --
                                                -----------    -----------

COST OF GOODS SOLD                                  732,722           --
                                                -----------    -----------

GROSS PROFIT                                        124,450           --

EXPENSES
Acquisition expense                                  10,000        196,200
Professional fees                                   145,293        133,067
Management fees                                        --          136,890
Office expenses                                     140,218          2,979
Compensation expenses                             1,523,200      8,778,000
Termination expenses                                   --          355,000
Payroll and payroll taxes                           390,152           --
Bad debts                                            22,700           --
Outside sales                                        83,707           --
Repairs and maintenance                              14,293           --
Depreciation                                          2,023           --
Advertising and promotion                            60,640           --
Other                                                69,099           --
                                                -----------    -----------

TOTAL EXPENSES                                    2,461,325      9,602,136
                                                -----------    -----------

INCOME (LOSS) BEFORE OTHER ITEMS                 (2,336,875)    (9,602,136)

OTHER INCOME (EXPENSE)
Forgiveness of debt                                    --           32,442
Interest expense                                    (32,000)          --
Other expense                                      (806,583)          --
                                                -----------    -----------

TOTAL OTHER INCOME ( EXPENSE)                      (838,583)        32,442
                                                -----------    -----------

NET INCOME (LOSS)                               $(3,175,458)   $(9,569,694)
                                                ===========    ===========

Loss per share                                  $      1.62    $     11.31
                                                ===========    ===========
Diluted loss per share                          $      1.62    $      --
                                                ===========    ===========

Weighted average number of shares outstanding     1,965,414        845,795
                                                ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2004 and 2003
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2004 and 2003
(See Independent Auditors' Report)

--------------------------------------------------------------------------------

                                                            2004           2003
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(3,175,458)   $(9,569,694)
Compensation, consulting and termination expenses in
 exchange for shares                                      1,523,200      9,248,000
Impairment of goodwill                                      803,615           --
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debts                                                    22,700           --
Depreciation                                                  2,023           --
(Increase) decrease in operating assets:
Trade accounts receivable                                  (291,846)          --
Advances to others                                         (100,000)          --
Inventory                                                  (254,944)          --
Acquisition deposits                                        200,200       (200,200)
Book overdraft                                                5,523           --
Prepaid expenses                                               --              400
Increase (decrease) in operating liabilities:
Trade accounts payable                                      639,033         60,529
Accrued expenses                                             11,187           --
                                                        -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                      (614,767)      (460,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new subsidiary                              (856,200)          --
Purchases of equipment                                       (3,068)          --
                                                        -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                      (859,268)          --

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                      2,325           --
Increase in additional paid-in capital                      698,535        482,000
Issuance of preferred stock                                  25,275           --
Proceeds from loans payable                                 713,269           --
Loans payable                                                  --          (10,000)
                                                        -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,439,404        472,000
                                                        -----------    -----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                            (34,631)        11,035

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 35,432         24,397
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                  $       801    $    35,432
                                                        ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      REVENUE

      Revenue is earned and recognized when the product title passes from the Company to the buyer. Depending on the terms of the shipping contract (FOB shipping point/FOB destination), revenue is recognized and earned when product is delivered and accepted by the buyer.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

      The following table summarizes the significant components of the Company's deferred tax assets:

                                                                      2004           2003
                                                                      ----           ----
      Gross deferred tax assets (non-capital loss carryforward)   $ 4,365,000    $ 3,284,000
      Valuation allowance for deferred tax asset                   (4,365,000)    (3,284,000)
                                                                  -----------    -----------
                                                                  $              $
                                                                  ===========    ===========

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2004
(See Independent Auditors' Report)
--------------------------------------------------------------------------------

NOTE L - SUBSEQUENT EVENTS

      On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/Oilmatic International, Inc., for shares of common stock of the Registrant. It is anticipated that the transaction will close after the end of the first fiscal quarter of 2005. While there can be no assurance the transaction will close, the Company is confident that the parties will execute definitive agreements as scheduled. A total of $300,000 was advanced in anticipation of the transaction with Oilmatic Systems, LLC. The transaction was an arms-length transaction and was accounted for in the financial statements.

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