Form 10QSB/A
period 2005-03-31
American Petroleum Group Inc
filed 2005-11-17
CIK 1138593

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

Yes |X|        No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value             14,145,500
(Class)                                    (Outstanding as of November 14, 2005)

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

         Consolidated Balance Sheets.........................................F-2

         Consolidated Statements of Operations...............................F-3

         Consolidated Statements of Cash Flows...............................F-4

         Consolidated Statements of Stockholders'Equity......................F-5

         Notes to Consolidated Financial Information.........................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation.............3

Item 3   Controls and Procedures...............................................9

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................10

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds..........11

Item 3.  Defaults Upon Senior Securities......................................11

Item 4.  Submission Of Matters To A Vote Of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits.............................................................11

Signatures....................................................................12

Certifications

PART I:  FINANCIAL INFORMATION

                         AMERICAN PETROLEUM GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2005

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets..............................................2

      Consolidated Statements of Operations....................................3

      Consolidated Statements of Stockholders' Equity (Deficit)................4

      Consolidated Statements of Cash Flows....................................5

      Notes to Consolidated Financial Statements...............................6

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Operations
Three Month Periods Ended March 31, 2005 and 2004
================================================================================

                                                   (Unaudited)       (Unaudited)
                                                    March 31,          March 31,
                                                      2005              2004
                                                  -----------       -----------

Net sales                                         $   384,901                $-

Cost of goods sold                                    280,595                --
                                                  -----------       -----------

   Gross Profit                                       104,306                --

Expenses
   Acquisition expense                                     --            10,000
   Professional fees                                   72,647            33,715
   Office expenses                                     37,340               350
   Compensation expenses                              690,000                --
   Payroll and payroll taxes                          266,433                --
   Licenses and insurance                              12,954                --
   Outside sales                                       36,300                --
   Rent and taxes                                       4,000                --
   Repairs and maintenance                                595                --
   Utilities                                            9,735                --
   Vehicles                                               693                --
   Telephone                                            7,251                --
   Plant equipment                                      2,743                --
   Depreciation                                           500                --
   Advertising and promotion                              395                --
   Travel and entertainment                            16,146             3,977
   Financing expense                                2,782,500
   Other                                                5,106             1,783
                                                  -----------       -----------

   Total Expenses                                   3,945,338            49,825
                                                  -----------       -----------

   Loss Before Other Items                         (3,841,032)          (49,825)

Other Income (Expense)

   Interest expense                                   (10,417)               --
   Other income                                         5,406                --
                                                  -----------       -----------
   Total Other Income ( Expense)                       (5,011)               --
                                                  -----------       -----------
         NET LOSS                                 $(3,846,043)      $   (49,825)
                                                  ===========       ===========
Loss per share                                    $     (0.71)      $    (0.066)
                                                  ===========       ===========
Weighted average number of shares outstanding       5,401,000           750,000
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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Stockholders' Equity (Deficit)
Three Month Periods Ended March 31, 2005 and Year Ended December 31, 2004

================================================================================

                                     Preferred Stock              Common Stock            Additional    Retained
                              --------------------------  ---------------------------      Paid-In      Earnings
      (Audited)                  Number      Par Value       Number        Par Value       Capital      (Deficit)       Total
                              ------------  ------------  ------------   ------------   ------------  ------------   ------------
Balance at December 31, 2003            --  $         --     1,415,000   $      1,415   $  9,328,585  $ (9,662,160)  $   (332,160)

  Net loss                              --            --            --             --             --    (3,175,458)    (3,175,458)

  Stock shares issued            2,527,500        25,275     2,598,700          2,599      2,194,576            --      2,222,450

  Retired common shares                 --            --      (273,700)          (274)           274            --             --
                              ------------  ------------  ------------   ------------   ------------  ------------   ------------
      (Audited)

Balance at December 31, 2004     2,527,500        25,275     3,740,000          3,740     11,523,435   (12,837,618)    (1,285,168)

  Net loss                              --            --            --             --             --    (3,846,043)    (3,846,043)

  Stock shares issued            1,150,000        11,500     4,983,000          4,983      3,893,348            --      3,909,831
                              ------------  ------------  ------------   ------------   ------------  ------------   ------------

      (Unaudited)
Balance at March 31, 2005        3,677,500  $     36,775     8,723,000   $      8,723   $ 15,416,783  $(16,683,661)  $ (1,221,380)
                              ============  ============  ============   ============   ============  ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Cash Flows
Three Month Periods Ended March 31, 2005 and 2004
================================================================================

                                                                                    (Unaudited)      (Unaudited)
                                                                                     March 31,         March 31,
                                                                                       2005              2004
                                                                                    -----------       -----------
Cash flows from operating activities:
   Net loss                                                                         $(3,846,043)      $   (49,825)
   Compensation, consulting, financing and termination
       expenses in exchange for shares                                                3,472,500                --

   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                       500                --
         (Increase) decrease in operating assets:
            Trade accounts receivable                                                    50,267                --
            Advances to others                                                         (136,837)               --
            Inventory                                                                    24,757                --
            Acquisition deposits                                                        (12,500)          (26,000)
            Book overdraft                                                               (5,523)               --

         Increase (decrease) in operating liabilities:

            Trade accounts payable                                                     (138,896)           23,347
            Accrued expenses                                                            (66,298)               --
                                                                                    -----------       -----------

            Net cash used in operating activities                                      (658,073)          (52,478)

Cash flows from financing activities:

   Issuance of common stock                                                               1,008                --
   Increase in additional paid-in capital                                               424,823            18,000
   Issuance of preferred stock                                                           11,500                --
   Proceeds from loans payable                                                          359,646                --
                                                                                    -----------       -----------

            Net cash provided by financing activities                                   796,977            18,000
                                                                                    -----------       -----------
            INCREASE (DECREASE) IN CASH AND
               CASH EQUIVALENTS                                                         138,904           (34,478)

Cash and cash equivalents, beginning of period                                              801            35,432
                                                                                    -----------       -----------
Cash and cash equivalents, end of period                                            $   139,705       $       954
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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

March 31, 2005
(Unaudited)
================================================================================

Note F - Business Combinations (Continued)

            Alliance Petroleum Products Company (Continued)

            Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

            Current assets                                           $   498,087
            Property and equipment                                         3,068
            Goodwill arising in the acquisition                          822,262
                                                                     -----------
                                                                     $ 1,323,417

            Current liabilities                                      $   341,642
            Current maturities of long-term debt                         125,575
            Net assets acquired                                          856,200
                                                                     -----------
                                                                     $ 1,323,417

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

March 31, 2005
(Unaudited)
================================================================================

Note G - Notes Payable (Continued)

            Highgate House Funds, Ltd. Transaction

            In order to raise capital for operations of the parent Company and to complete the Oilmatic transaction, the Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible Debenture for a total amount of $500,000 at 7% interest. The Note is convertible into shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time the Company entered into with Cornell Capital Partners LP a total Standby Equity. Distribution Agreement for up to $10,000,000 equity line. As part of this transaction, the Company paid fees to Cornell Capital of 750,000 shares (of which 15,000 was given to Newbridge Securities as Placement Agent for the SEDA Agreement), plus a commitment fee and Structuring fee to Yorkville Advisors Management, LLC of a total of $75,000. In addition, as part of the Secured Debenture, Highgate House Funds, Ltd. was issued 3,100,000 shares of common stock as collateral by the Company. Upon payment, or conversion of the Convertible Debenture, these shares are to be returned to the Company and returned to treasury. The Lender will receive a total of 588,235 shares upon conversion of the convertible debenture into shares of the parent Company common stock. An additional 50,000 shares of common stock were issued as additional compensation for the Convertible Debenture. As of March 31, 2005, the Company had received $425,000 in advances against the Convertible debenture. A financing expense of $2,782,500 was charged to operations for this transaction.

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

Note I - Related Party Loans Payable to Officers/Stockholders

                                                         3/31/05      12/31/04
                                                          Amount       Amount
                                                       ----------    ----------
            Rick Carter                                $  150,000    $    6,000
            Ron Shapps                                         --       200,000
            Michael Cahr                                  100,000       100,000
            Warren Field                                   50,000        50,000
            New Century Capital Consultants, Inc.          50,000        50,000
            Keystone Nittany Ventures                          --       113,353
            Former President                              142,915       142,916
            Malibu Management Company                          --        16,000
            Alliance Finance Network                       85,000        35,000
            Jeff Neimen                                    50,000            --
            John Niestrom                                  20,000            --
                                                       ----------    ----------
               Total                                   $  647,915    $  713,269
                                                       ==========    ==========

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

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

"TSG" Acquisition

On October 9, 2003, the Company acquired an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG"), and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO"). Tri-State, GMG and SASCO are collectively referred to herein as "TSG." Upon exercise of the option, the Company was to pay 3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition and let the option lapse.

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

The Company

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

      31.1 Rule 13A-14(A)/15D-14(A) Certification for President/Chief Executive Officer

      31.2  Rule 13A-14(A)/15D-14(A) Certification for Chief Financial Officers

      32.1  Section 1350 Certification for President/Chief Executive Officer

      32.2  Section 1350 Certification for President/Chief Financial Officer

----------
* These documents are hereby incorporated by reference to Form SB-2, as amended, June 26, 2001, and subsequent filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005

                                      American Petroleum Group, Inc.

                                      /s/ George Campbell
                                      ----------------------------------
                                      George Campbell,
                                      President/Chief Executive Officer

                                      /s/ James Carroll
                                      ----------------------------------
                                      James Carroll,
                                      Chief Financial/Accounting Officer