Form 10QSB/A
period 2005-06-30
American Petroleum Group Inc
filed 2005-11-17
CIK 1138593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                  FORM 10Q-SB/A
                           --------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                 17,145,500
        (Class)                            (Outstanding as of November 14, 2005)

                         American Capital Alliance, Inc.
                                  Form 10Q-SB/A

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

                          Part I: Financial Information

Item 1.           Financial Statements

AN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Balance Sheets
June 30, 2005 and December 31, 2004
--------------------------------------------------------------------------------


                                                     (Unaudited)    (Audited)
                                                        June 30,    December 31,
                                                           2005         2004
                                                  ------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                       -          $ 801
Trade accounts receivable, net of allowance of $22,700
for doubtful accounts                                      275,783      291,846
Prepaid assets                                              15,750            -
Advances to others                                         366,042      100,000
Inventory                                                  259,020      254,944
                                                     --------------------------

Total Current Assets                                       916,595      647,591

Equipment
Equipment                                                    6,068        6,068
Less accumulated depreciation                                3,023        2,023
                                                     --------------------------
                                                             3,045        4,045
                                                     --------------------------

TOTAL ASSETS                                             $ 919,640    $ 651,636
                                                     ==========================

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current Liabilities
Book overdraft                                            $ 47,502      $ 5,523
Trade accounts payable                                     605,914      629,825
Accrued interest                                            36,804       32,000
Accrued professional fees                                        -       45,000
Accrued expenses                                            36,814       11,187
Loans payable to officers/stockholders                   1,320,750      713,269
                                                     --------------------------
Total Current Liabilities                                2,047,784    1,436,804
Notes Payable to Stockholders                              927,500      500,000

Commitments and Contingences (Notes B, F, G, I, K and L)

Stockholders' Equity (Deficit)
Preferred stock; 5,000,000 shares; 0 shares
and 2,527,500 issued and outstanding in 2005 and                 -       25,275
2004, respectively
Common stock, $0.001 par value; 100,000,000 shares
authorized; 12,162,000 and 3,635,000 shares issued and
outstanding in 2005 and 2004, respectively                  12,162        3,635
Additional paid-in capital                              15,755,869   11,523,540
Retained deficit                                       (17,823,675) (12,837,618)
                                                     --------------------------

                                                        (2,055,644)  (1,285,168)
                                                     --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                         $ 919,640    $ 651,636
                                                     ==========================


The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Operations
Three and Six Month Periods Ended June 30, 2005 and 2004

-----------------------------------------------------------------------------------------------------------

                                                 Three months ended              Six months ended
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                  June 30,         June 30,        June 30,         June 30,
                                                    2005             2004            2005             2004
                                                --------------------------      ---------------------------

Net sales                                       $    380,147    $        --    $    765,048    $        --

Cost of goods sold                                   264,518             --         545,113             --
                                                ---------------------------    ---------------------------

Gross Profit                                         115,629             --         219,935             --

Expenses
Acquisition expense                                       --             --              --         10,000
Professional fees                                     20,600         31,000          93,247         63,215
Management fees                                           --             --              --             --
Office expenses                                       11,239          5,233          48,579          5,583
Compensation expenses                                735,000          6,700       1,425,000          6,700
Payroll and payroll taxes                            324,177             --         590,610             --
Licenses and insurance                                16,444             --          29,398             --
Bad debts                                                 --             --
Outside sales                                         40,039             --          76,339             --
Rent and taxes                                         3,000             --           7,000             --
Repairs and maintenance                               23,808             --          24,403             --
Utilities                                             10,152             --          19,887             --
Vehicles                                                 693             --           1,386             --
Telephone                                              7,694             --          14,945             --
Plant equipment                                        3,227             --           5,970             --
Depreciation                                             500             --           1,000             --
Advertising and promotion                              8,495         50,250           8,890         50,250
Travel and entertainment                              19,258          2,329          35,404          6,306
    Financing Expense                                     --             --       2,782,500             --
    Other                                              6,655          5,860          11,761          9,143
                                                ---------------------------    ---------------------------
Total Expenses                                     1,230,981        101,372       5,176,319        151,197
                                                ---------------------------    ---------------------------

Loss Before Other Items                           (1,115,352)      (101,372)     (4,956,384)      (151,197)

Other Income (Expense)

Interest expense                                     (25,412)          (975)        (35,829)          (975)
Other income                                             750             --           6,156             --
                                                ---------------------------    ---------------------------

Total Other Income ( Expense)                        (24,662)          (975)        (29,673)          (975)
                                                ---------------------------    ---------------------------

NET LOSS                                        $ (1,140,014)   $  (102,347)   $ (4,986,057)   $  (152,172)
                                                ---------------------------    ---------------------------

Loss per share                                         0.109          0.004           0.477          0.006
                                                ===========================    ===========================

Weighted average number of shares outstanding     10,442,500      1,221,028      10,442,500      1,273,333
                                                ===========================    ===========================

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Cash Flows
Six Month Periods Ended June 30, 2005 and 2004

-----------------------------------------------------------------------------------------------------------

                                                                                 (Unaudited) (Unaudited)
                                                                                  June 30, June 30,
                                                                                    2005          2004
                                                                                ---------------------------
Cash flows from operating activities:
Net loss                                                                         $ (4,986,057)   $(152,172)
Compensation, consulting, financing and termination
 expenses in exchange for shares                                                    1,425,000            -

Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts                                                                                   -            -
Depreciation                                                                              500            -
(Increase) decrease in operating assets:
Trade accounts receivable                                                              16,063            -
Advances to others                                                                   (266,042)           -
Inventory                                                                              (4,076)           -
Acquisition deposits                                                                        -        (56,000)
Prepaid assets                                                                        (15,750)

Increase (decrease) in operating liabilities:
Book overdraft                                                                         41,979            -
Trade accounts payable                                                                (23,799)       9,007
Proceeds for additional paid-in-capital
and stock shares issued                                                                     -       74,950
Accrued expenses                                                                       30,431            -
                                                                                ---------------------------

Net cash used in operating activities                                              (3,781,751)    (124,215)
                                                                                ---------------------------

Cash flows from investing activities:
Acquisition of new subsidiary                                                               -            -
Purchases of equipment                                                                      -            -
                                                                                ---------------------------
Net cash provided by (used in) investing activities                                         -            -
                                                                                ---------------------------

Cash flows from financing activities:
Issuance of common stock                                                                8,527            -
Increase in additional paid-in capital                                              2,762,717            -
Retirement of preferred stock                                                         (25,275)           -
Proceeds from loans payable                                                         1,034,981       91,000

                                                                                ---------------------------
Net cash provided by financing activities                                           3,780,950       91,000
                                                                                ---------------------------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                         (801)     (33,215)

Cash and cash equivalents, beginning of year                                              801       35,432
                                                                                ---------------------------

Cash and cash equivalents, end of year                                                    $ -      $ 2,217
                                                                                ===========================

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Statements of Stockholders' Equity (Deficit) Three Month and Six Month Periods Ended June 30, 2005 and Year Ended December 31, 2004

------------------------------------------------------------------------------------------------------------------------------------




                                         Preferred Stock             Common Stock           Additional        Retained
                              ----------------------------------------------------    Paid-In          Earnings
             (Audited)           Number     Par Value      Number      Par Value      Capital          (Deficit)         Total
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 2003             -         $ -      1,415,000     $ 1,415      $ 9,328,585      $ (9,662,160)    $ (332,160)

Net loss                                 -           -              -           -                -        (3,175,458)    (3,175,458)

Stock shares issued              2,527,500      25,275      2,598,700       2,599        2,194,576                 -      2,222,450

Retired common shares                    -           -       (273,700)       (274)             274                 -              -
                              ------------------------------------------------------------------------------------------------------
             (Audited)
Balance at December 31, 2004     2,527,500      25,275      3,740,000       3,740       11,523,435       (12,837,618)    (1,285,168)

Net loss                                 -           -              -           -                -        (3,846,043)    (3,846,043)

Stock shares issued              1,150,000      11,500      4,983,000       4,983        3,893,348                 -      3,909,831

Retired common shares                    -           -              -           -                -                 -              -
                              ------------------------------------------------------------------------------------------------------

            (Unaudited)
Balance at March 31, 2005        3,677,500      36,775      8,723,000     $ 8,723     $ 15,416,783     $ (16,683,661)   $(1,221,380)

Net loss                                                                                                  (1,140,014)    (1,140,014)

Stock shares issued                      -           -      3,438,750       3,439          339,086                 -        342,525

Retired preferred shares        (3,677,500)(36,775)                 -                            -                 -        (36,775)
            (Unaudited)
                              ------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                 -           -     12,161,750      12,162       15,755,869       (17,823,675)    (2,055,644)
                              ======================================================================================================

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

There is a threatened action by the Harris Bank of Chicago, Illinois with respect to a defaulted loan agreement. Harris Bank claims to have a lien on the equipment used by the Registrant in its operations. The Registrant has had contact with Harris Bank and is attempting to resolve the matter. The debt was reduced from an original indebtedness of $2.35 million to a final reduced amount of $1.4 million. Terms of the debt with Harris Bank of Chicago, Illinois include a four-year term of repayment, with interest at 6% on a 20 year amortization schedule, and a balloon payment at the end of the term. Upon the Company making a down payment, the terms of the transaction will be finalized. In addition, we have reached a tentative settlement with American Financial, the owner of the real property where our subsidiary conducts operations. Both transactions are waiting for the Company to make the initial payment to be executed and completed.

The Company received a letter, dated February 28, 2005, from the Attorney for Concentric Consumer Marketing, Inc., in connection with certain sums owed by American Petroleum Products Corporation ("APPC"), a wholly owned subsidiary of the Company, in the amount of $13,000 per month for the past four (4) months, for services. There is no way to determine at this time the validity of the claim, or any possible outcome or if the claim is material to the Company, or even if litigation will be commenced against the Company and/or APPC. The Company has reached a settlement with Concentric Consumer Marketing, Inc.

Item 2.  Changes In Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters To A Vote Of Security Holders

         None

Item 5.  Other Information

On July 25, 205, we conducted a Rule 504, Regulating D offering of $1,000,000 worth of Convertible Debentures of our subsidiary American Petroleum Products Company ("APPC"), to accredited investors in the State of Texas. Pursuant to the Offering, APPC issued the convertible debentures, which were convertible into shares of common stock. As part of the Offering, APPC is to be merged into the Registrant. Upon conversion into shares and merger of APPC into the Registration the offering shares are issuable as shares of American Petroleum Group, Inc. A total of 2,500,000 shares of common stock were issued under the offering.

Effective August 1, 2005, the following Director resigned from the Board of Directors and/or Principal Officers of the registrant.

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

The following individual has been appointed by to our Board of Directors, effective August 1, 2005:

Name              Age            Position
-----------------------------------------
George Campbell   39             President and Chief Executive Officer
James Carroll     54             Director and Chief Accounting/Financial Officer

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

James J. Carroll, 54, Chief Financial Officer
James J. Carroll was appointed our Chief Financial Officer in March, 2005 and was the founder of Kevney Consulting Group, Ltd (Kevney), and has been active in Kevney since 2001. Kevney provides diversified financial and management services to its clients, including merger and acquisition, reorganization and debt financing consulting and interim chief financial officer services. Mr. Carroll has over 30 years of financial experience, including 13 years in public accounting with 5 years as a partner with a regional public accounting firm. He also has over 15 years of experience in private industry, including positions as COO and CFO for various manufacturing and distribution companies.

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

Date: November 14, 2005                  American Petroleum Group, Inc.

                                         --------/s/-------------
                                         George Campbell, President and Chief
                                         Executive Officer

                                         --------/s/-------------
                                         James Carroll, Chief Financial Officer