Form 10QSB/A
period 2005-09-30
American Petroleum Group Inc
filed 2005-11-21
CIK 1138593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                  FORM 10Q-SB/A

                           --------------------------

   Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of
             1934 for the quarterly period ended: September 30, 2005

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

                          Part I: Financial Information

Item 1.           Financial Statements

                         AMERICAN PETROLEUM GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                           Page

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

    Consolidated Statements of Stockholders' Equity (Deficit).................4

    Consolidated Statements of Cash Flows.....................................5

    Notes to Consolidated Financial Statements................................6

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Consolidated Balance Sheets
September 30, 2005 and December 30, 2004
--------------------------------------------------------------------------------

                                                                                     (Unaudited)     (Audited)
                                                                                    September 30,   December 31,
                                                                                        2005           2004
                                                                                    ------------    ------------
ASSETS
Current Assets
          Cash                                                                             7,155             801
          Accounts receivable, net of allowance  for doubtful accounts                   313,029         291,846
          Notes receivable, current portion                                              304,300              --
          Inventory                                                                      586,748         254,944
          Prepaid expenses                                                                    --         100,000
          Stock Subscription Receivable                                                  524,000
                                                                                    ------------    ------------
    Total Current Assets                                                               1,735,232         647,591

Property and Equipment
        Machinery and equipment                                                          156,139              --
        Office equipment                                                                   2,168              --
   Equipment & Property                                                                  158,307           6,068
        Less accumulated depreciation                                                      7,329           2,023
                                                                                    ------------    ------------
 Total Property and Equipment                                                            150,978           4,045

Other Assets
        Other Assets                                                                      25,750              --
        Goodwill                                                                         125,602              --
                                                                                    ------------    ------------
 Total Other Assets
                                                                                         151,352              --
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $  2,037,562    $    651,636
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
        Bank Overdrafts                                                                        3           5,523
        Accounts payable                                                                 807,623         629,825
        Accrued Interest                                                                  67,840          32,000
        Accrued Professional Fees                                                             --          45,000
        Accrued liabilities                                                               29,621          11,187
        Note payable- bank                                                                61,141
        Loans payable to officers/stockholders                                         1,963,907         713,269
                                                                                    ------------    ------------
 Total Current Liabilities                                                             2,930,135       1,436,804

        Notes Payable to Stockholders                                                    500,000         500,000
Commitments and Contingences (Notes B, F, G, I, and K,)
Stockholders' Equity (Deficit)
        Common stock, $0.001 par value; 100,000,000 shares authorized; 15,915,000
and 3,740,000 shares issued and outstanding in 2005 and 2004, respectively                15,915           3,740
        Preferred Stock; 5,000,000 shares; 0 shares and 2,527,500 issued and
outstanding in 2005 and 2004, respectively                                                    --          25,275
        Additional paid-in-capital                                                    17,014,816      11,523,435
        Retained deficit                                                             (18,423,304)    (12,837,618)
                                                                                    ------------    ------------
 Total Stockholders' Equity (Deficit)                                                 (1,392,573)     (1,285,168)
                                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  2,037,562    $    651,636
                                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

Microsoft Word 11.0.6359;AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Consolidated Statements of Operations
Three and Nine Month Periods Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------

                                                  Three Months Ended                    Nine Months Ended
                                            (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                             Sept. 30,          Sept. 30,          Sept. 30,          Sept. 30,
                                               2005               2004               2005               2004
                                           ------------       ------------       ------------       ------------
Net Sales                                  $    537,692            345,515          1,416,432            345,515
Cost of Goods Sold                              216,439            216,808            875,797            216,808
                                           ------------       ------------       ------------       ------------
     Gross Profit                          $    321,253            128,707            540,635            128,707
                                           ------------       ------------       ------------       ------------
Operating Expenses:
        Payroll                                 223,675            102,630            753,779            102,630
        Payroll Taxes                            20,565              9,180             70,959              9,180
        Employee Benefits                         1,484                 --              1,484                 --
        Office Expense                           61,136             11,430            115,513             14,388
        Travel & Entertainment                   20,997             16,976             60,563             23,282
        Bad Debts                                 1,000             44,417              1,000             44,417
        Plant Equipment                          11,018              3,342             14,987              3,342
        Outside Sales                            40,200             28,009            116,539             28,009
        Rent and Taxes                           45,000              1,140             52,000              1,140
        Licenses and Insurance                   15,730              9,545             40,867              9,545
        Repairs and Maintenance                   2,312              1,320             13,332              1,320
        Utilities                                 4,013              6,152             23,986              6,152
        Vehicles                                 15,526              2,234             30,590              2,234
        Telephone                                 9,937              5,196             25,058              5,196
        Advertising and Promotion                27,770              5,000             35,160             55,250
        Professional Fees                        60,150             18,300            153,397             85,927
        Stock Compensation                      262,500          1,516,500          1,687,500          1,523,200
        Financing Expense                        75,000                 --          2,857,500                 --
        Other Operating Expense                  14,381             26,589             32,398             33,945
                                           ------------       ------------       ------------       ------------
     Total Operating Expenses                   912,394          1,807,960          6,086,612          1,949,157
                                                              ------------       ------------       ------------
                                                                                                    ------------
Operating Loss                             $   (591,141)        (1,679,253)        (5,545,977)        (1,820,450)
                                           ------------       ------------       ------------       ------------
Other Expenses:
        Interest expense                         31,037              2,500             66,865              3,475
        Depreciation and amortization             4,306                 --              5,306                 --
        Other Income                            (26,855)                --            (33,056)                --
        Failed acquisition costs                     --                 --                 --             10,000
        Other Expense                                --                 --                594                 --
                                           ------------       ------------       ------------       ------------
     Total Other Expenses                         8,488              2,500             39,709             13,475
                                           ------------       ------------       ------------       ------------
Loss before Taxes                              (599,629)        (1,681,753)        (5,585,686)        (1,833,925)
Income Taxes                                         --                 --                 --                 --
                                           ------------       ------------       ------------       ------------
Net Loss                                   $   (599,629)        (1,681,753)        (5,585,686)        (1,833,925)
                                           ============       ============       ============       ============
Loss Per Share                                    (0.05)             (0.59)             (0.92)             (1.02)
Weighted Average Number of Shares            12,244,258          2,846,111          6,047,347          1,797,593
        Outstanding

The accompanying notes are an integral part of these financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Interim Consolidated Statements of Stockholders' Equity (Deficit)
Three Month and Nine Month Period Ended September 30,  2005
--------------------------------------------------------------------------------

                                        Preferred Stock                  Common Stock          Additional       Retained
                                -----------------------------------------------------------     Paid-In         Earnings
                                   Number        Par Value         Number        Par Value      Capital         (Deficit)
                                ------------    ------------    ------------   ------------   ------------    ------------
              (Audited)
Balance at December 31, 2004       2,527,500    $     25,275       3,740,000   $      3,740   $ 11,523,435    $(12,837,618)

     Net loss                             --              --              --             --             --      (3,846,043)

     Stock shares issued           1,150,000          11,500       4,983,000          4,983      3,893,348              --
                                ------------    ------------    ------------   ------------   ------------    ------------

             (Unaudited)
Balance at March 31, 2005          3,677,500    $     36,775       8,723,000   $      8,723   $ 15,416,783    $(16,683,661)

     Net loss                                                                                                   (1,140,014)


     Stock shares issued                  --              --       3,438,750          3,439        339,086              --

     Retired preferred shares     (3,677,500)        (36,775)             --                             --             --
                                ------------    ------------    ------------   ------------   ------------    ------------

             (Unaudited)
Balance at June 30, 2005                  --    $         --      12,161,750   $     12,162   $ 15,755,869    $(17,823,675)

     Net loss                                                                                                     (599,629)

     Stock shares issued                  --              --       3,753,000          3,753      1,258,947              --

             (Unaudited)        ------------    ------------    ------------   ------------   ------------    ------------
Balance at September 30, 2005                   $         --      15,914,750    $     15,915   $ 17,014,816   $(18,423,304)
                                ============    ============    ============   ============   ============    ============

                                     Total
                                 ------------
              (Audited)
Balance at December 31, 2004     $ (1,285,168)

     Net loss                      (3,846,043)

     Stock shares issued            3,909,831
                                 ------------

             (Unaudited)
Balance at March 31, 2005        $ (1,221,380)

     Net loss                      (1,140,014)


     Stock shares issued              342,525

     Retired preferred shares         (36,775)
                                 ------------

             (Unaudited)
Balance at June 30, 2005         $ (2,055,644)

     Net loss                        (599,629)

     Stock shares issued            1,262,700

             (Unaudited)         ------------
Balance at September 30, 2005    $ (1,392,573)
                                 ============


The accompanying notes are an integral part of these financial statements.

AMERICAN PETROLEUM GROUP AND SUBSIDIARY

Interim Consolidated Statements of Cash Flows
Nine months ended September 31, 2005 and 2004
--------------------------------------------------------------------------------


                                                                   (Unaudited)       (Unaudited)
                                                                   -----------       -----------
                                                                   Nine Months       Nine Months
                                                                       Ended             Ended
                                                                     Sept. 31,         Sept. 31,
                                                                       2005              2004
                                                                   -----------       -----------
Cash flows from operating activities:
   Net loss                                                        $(5,585,686)       (1,833,925)
   Compensation & Termination Expenses in Exchange for shares        4,545,000
             Bad Debt                                                    1,000                --
             Depreciation and amortization                               5,306                --
        Decrease (increase) in operating assets:
             Trade accounts receivable                                 (21,183)         (220,291)
             Notes receivable                                         (304,300)               --
             Stock Subscription Receivable                            (524,000)
             Advances to Others                                        100,000                --
             Inventory                                                (331,804)         (267,033)
             Acquisition Deposits                                           --           200,200
             Other current assets                                      (25,750)           (3,400)
        Increase (decrease) in operating liabilities:
             Book overdraft                                             (5,520)               --
             Accounts payable                                          177,798           359,038
             Accrued expenses                                            9,274                --
                                                                   -----------       -----------

     Net cash used in operating activities                          (1,959,865)       (1,765,411)


Cash flows from investing activities:
             Acquisition of Subsidiary                                      --          (758,124)
             Purchases of property and equipment                      (152,239)           (3,068)
                                                                   -----------       -----------

     Net cash used in investing activities                            (152,239)         (761,192)


Cash flows from financing activities:
             Issuance of Common Stock                                   12,280                --
             Proceeds from Coversion of Debentures                     476,000                --
             Proceeds from Addition Paid In Capital                    318,399         1,691,450
             Loans Payables                                          1,311,779           808,716
                                                                   -----------       -----------

   Net cash provided by financing activities                         2,118,458         2,500,166
                                                                   -----------       -----------


             INCREASE (DECREASE) IN CASH AND
                CASH EQUIVALENTS                                         6,354           (26,437)

Cash and cash equivalents at beginning of period                           801            35,432
                                                                   -----------       -----------

Cash and cash equivalents at end of period                         $     7,155       $     8,995
                                                                   ===========       ===========

The accompanying notes are an integral part of these financial statements.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

      APG is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. APG's current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry. On July 1, 2004, APG acquired 100% of the outstanding stock of American Petroleum Products Company ("APPC"). The accompanying consolidated financial statements include the results of operations of APPC beginning on July 1, 2004. After the above acquisition, the Company is no longer considered a "development stage entity". Effective July 1, 2005 the Company acquired the assets and operations of Triton Petroleum LLC (Triton) and as such, the consolidated financial statements include those operations since July 1, 2005.

Note B - Continuance of Operations

      The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2005 Company had accumulated losses of $18,423,304 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company is currently pursuing new debt and equity financing in conjunction with potential future acquisitions. Additionally, approximately $1,311,779 was raised during the quarter ended September 30, 2005 from loans payable to officers/stockholders (see Note
      I) and other sources whose proceeds were used for working capital needs, as well as a down payment toward the purchase of an option on one of the proposed acquisitions.

Note C -    Summary of Significant Accounting Policies

      Principles of Consolidation The consolidated financial statements include the accounts of American Petroleum Group, Inc. and its wholly owned subsidiary, American Petroleum Products Company (the "Company") after elimination of significant intercompany transactions and accounts.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

Note C -    Summary of Significant Accounting Policies (Continued)

      Revenue

      Revenue is earned and recognized when the product title passes from the company to the buyer. Depending on the shipping contract (FOB shipping point / FOB destination), revenue is recognized and earned when the product is delivered and accepted by the buyer.

      Trade Receivables

      Concentrations of credit risk with respect to receivables, which are unsecured, are generally limited due to the wide variety of customers and markets using the Company's products, as well as their dispersion across many geographic areas. The Company maintains allowances for potential credit losses, and such losses have been minimal and within management's expectations. The allowance for doubtful accounts is estimated based on various factors including revenue, historical credit losses and current trends.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

            Basic Loss Per Share

      The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share is not presented.

      Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. At September 30, 2005 and December 31, 2004, the Company estimates that the fair value of its notes payable are not materially different from its financial statement carrying value, except for the liability for stock borrowings (see Note G).

      New Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

      Impairment of Long Lived Assets

      The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed at September 30, 2005. See Note F concerning impairment of goodwill.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

      The following table summarizes the significant components of the Company's deferred tax assets:

                                                             2005          2004
                                                       ----------    ----------
          Gross deferred tax assets (non-capital
          loss carryforward)                            6,264,000     4,365,000
          Valuation allowance for deferred tax asset   (6,264,000)   (4,365,000)
                                                       ----------    ----------
                                                       $       --    $       --
                                                       ==========    ==========

      Income Taxes

      No provision for income taxes has been provided in these consolidated financial statements due to the net loss. At September 30, 2005 and December 31, 2004, the Company has net operating loss carryforwards, which expire commencing in 2022, totaling approximately $18,400,000 and $12,800,000, respectively, the benefit of which has not been recorded in the financial statements due to the future uncertainty of the generations of earnings by the Company.

Note E - Non-Cash Transactions

      Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

      Alliance Petroleum Products Company (now known as American Petroleum Products Company) On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company is to be issued to Worldlink International Network, Inc. upon 24 months from the above date. Under the terms of the Rider, the Company is required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance have the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose, if the Company did not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing. This was a material contingency to the transactions and as a result had to be resolved prior to recognition of a business combination. On June 24, 2004 (effective date July 1, 2004) the Company ("Prelude") then known as American Capital Alliance, Inc., ("AMAI") and Alliance Petroleum Products Company ("Alliance"), entered into an Amendment to the original Alliance Agreement, dated October 9. 2003 whereby all previous conditions and contingencies were deemed to have been completed or waived and the agreement amended as follows:

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

Note F - Business Combinations (Continued)

      Alliance Petroleum Products Company (now known as American Petroleum Products Company) (Continued)

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

Note F - Business Combinations (Continued)

      Alliance Petroleum Products Company (now known as American Petroleum Products Company) (Continued) Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

      Triton Petroleum, LLC

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

Note F -Business Combinations (Continued)

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

Note H -   Related Party Transactions

      Payroll Services

      The Company had its payroll processed though a "professional employer organization" owned by a publicly traded corporation that has common shareholders, directors and officers. For the quarter ended September 30, 2005, the company processed $259,8343 of payroll, taxes and benefits, along with an administration fee of $ 15,012. For the nine months ended September 30, 2005, the company processed $833,798 of payroll taxes and benefits along with an administrative fee of $45,197.

      Expense Reimbursements

      The Company reimburses Company officer/directors for travel, office and other expenses. In addition, certain officers make temporary advances.

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

Note I -   Related Party Loans Payable to Officers/Stockholders

                                                         9/30/05          12/31/04
                                                         Amount            Amount
           Rick Carter                                $     250,907       $     6,000
           Ron Shapps                                       350,000           200,000
           Michael Cahr                                     143,000           100,000
           Warren Field                                      50,000            50,000
           New Century Capital Consultants, Inc.             50,000            50,000
           Keystone Nittany Ventures                        180,085           113,353
           Former President                                 142,915           142,916
           Malibu Management Company                         16,000            16,000
           Alliance Finance Network                         184,000            35,000
           Jeff Neimen                                       50,000                --
           John Niestrom                                     20,000                --
            James Zimbler                                     9,000                --
           Michael Krome                                     10,000                --
           George Riggs                                      10,000                --
           Cornell Capital                                  500,000                --
                                                      -------------        -----------
              Total                                   $  1, 963,907        $   713,269
                                                      =============        ===========

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

Note K - Commitments and Contingencies (Continued)

      Harris Bank

      In conjunction with the Harris Bank attempting to collect their debt against certain parties as indicated above in Note F, the bank is requesting that the Company become a party to any forbearance as to collection of the debt, such as becoming a guarantor or buying life insurance for the original makers of the debt. The basis of their claims is that the Company is using facilities that secure the original borrowings. It is the opinion of management and counsel of the Company that there is no basis and claims or commitments since APPC or APG was not a borrower or a guarantor on the debt (management of Alliance are guarantors of the original debt based on their role as former shareholders/officers of Alliance before its acquisition by the Company). The Company entered into negotiations with the bank and is attempting to secure financing to purchase the operating assets being utilized in the operations at fair value. It is anticipated that an agreement will be signed by the end of the fourth fiscal quarter of 2005.

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

AMERICAN PETROLEUM GROUP, INC. AND SUBSIDIARY

September 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

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

      Rule 504 - Regulating D Offering

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

Prior Business Matters and Failed Business Acquisitions and Transactions.

On March 9, 2001, we acquired a 20-year mining lease from Steve Sutherland, the owner of 24 unpatented lode-mining claims, sometimes referred to as the Medicine Project, located in Elko County, Nevada.

During the fiscal year that ended December 31, 2003, management of the Company terminated the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company's activities on the property. However, since the Company did not exercise its right to mine on the land, we believe that there is no expense due from the Company. In the opinion of management, there will be no continuing liability.

On April 1, 2003, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Pascal Energy, Inc., a Canadian corporation, by the issuance of 5,000,000 common shares, restricted under Rule 144 of the Securities Act of 1933 and at a later date, issue 5,000,000 common shares, restricted under Rule 144 subject to the Company paying not less than $1,000,000 accumulated dividends to its shareholders of record. Pascal Energy, Inc.'s business was to provide servicing for the oil and gas industry.

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

Alliance Petroleum Products Company

On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 5,000,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of Alliance (757,864 common shares). An additional 5,000,000 shares of common stock of the Company is to be issued to Worldlink International Network, Inc. upon 24 months from the date hereof. Under the terms of the Rider, the Company was required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance. The shareholders of Alliance had the option to have the 757,864 issued and outstanding shares of common stock of Alliance returned and the Alliance Agreement rescinded if they choose if the Company did not arrange the funding within 150 days from the date of the execution of the Alliance Agreement. Since the expiration of the option period has expired, the principals of the transactions have verbally agreed to extend the option period pending completion of the financing. This was a material contingency to the transactions and as a result has to be resolved prior to recognition of a business combination. On June 24, 2004 (effective date July 1, 2004) the Company ("Prelude") now known as American Petroleum Group, Inc., ("AMPE") and Alliance Petroleum Products Company ("Alliance"), entered into an Amendment to the original Alliance Agreement, dated October 9, 2003 whereby all previous conditions and contingencies were deemed to have been completed or waived and the agreement amended as follows;

      o 5,000,000 shares of AMPE voting capital stock are to be issued to the shareholders of Alliance in the same proportions as the first 5,000,000 shares were issued to them pursuant to the exchange of securities contemplated in the Agreement and Plan of Reorganization upon the execution of this Amendment. The exchange of securities also includes, 1,000,000 shares of preferred shares, with the necessary Certificate of Designation, to allow conversion at the rate of 1 share of preferred to ten (10) shares of common, and to permit the preferred shareholders to vote their shares, at any time after issuance, and after they have been converted, the shares be issued to the shareholders of American in the same proportions as the first 5,000,000 shares were issued to them pursuant to the Agreement and Plan of Reorganization.
      o All the shares to the Alliance shareholders are no longer subject to a two-year restriction prior to sale or transfer, but are now only subject to those transfer restrictions under Rule 144 of the Securities Laws.
      o AMPE assumes all payment obligations and all other agreements of Alliance as set forth in the including four "Promissory Notes"; and AMPE assumes all payment obligations and all other agreements of Alliance to the Harris Bank.

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

The Registrant had advanced Oilmatic Systems LLC $300,000 under the Letter of Intent. Pursuant to the Letter of Intent, if the transaction did not close, the amount would be a loan to Oilmatic Systems LLC, to be repayable on the ninth month anniversary of the date of the loan, together with interest at the floating prime rate. We have contacted Oilmatic Systems LLC regarding the repayment of the $300,000. To date they have not agreed that the amount is due. The Company is preparing to take legal action to collect the amount from Oilmatic Systems LLC.

The Company

The operations of Alliance have been consolidated with the results of AMPE since July 1, 2004. American Petroleum Group, Inc. which was formerly American Capital Alliance, Inc. (the "Company") is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities.

The company, via its subsidiary (American Petroleum Products Company, or APPC (formerly Alliance), is in the manufacturing and distribution of petroleum and related products for the automotive industry. Specifically, APPC is in the business of blending, bottling, and distributing private label motor oil, transmission fluid, and related products for the automotive aftermarket. These products are sold, both direct and through distributors, to retail outlets that include oil change shops, automotive aftermarket chains, gas stations, department stores, and convenience stores. Although most products are sold in 12-quart cases, some products are sold in bulk. APPC sells to a wide variety of customers with a low dependence on any one customer (the largest customer makes up less than 10% of sales year to date).

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

PLAN OF OPERATIONS
------------------
We were a startup, development stage Company prior to the acquisition of American Petroleum Products Company ("APPC") and did not realize any revenues from our business operations until that time. However at time of acquiring APPC its sales volume was at a point below its break even point and therefore was losing money. Management of the Company feels that APPC is operating at a small percentage of its capacity with its major constraint on increasing volume being that of financing raw materials for manufacturing and some other limited variable manufacturing costs. In addition, it is currently not generating profits of sufficient amount to support the other operations of the parent Company. Accordingly, we must raise money from sources other than the operations of this business. Our only other source of cash at this time is investments by others in our Company. We must raise cash to complete possible future acquisitions and stay in business due to losses generated by operations

Financings

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

We must also obtain additional financing to either purchase additional operating assets or obtain working capital for leasing arrangements, and to operate our business.

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

Therefore, on July 25, 2005, we conducted a Rule 504, Regulating D offering of $1,000,000 worth of Convertible Debentures of our subsidiary American Petroleum Products Company ("APPC"), to accredited investors in the State of Texas. The Debentures were then converted into the shares of APPC and then immediately converted into shares of AMPE. The Offering was amended in October, 2005 to include the State of Pennsylvania. Pursuant to the Offering, APPC issued the convertible debentures, which were convertible into shares of common stock. As part of the Offering, APPC is to be merged into the Registrant. Upon conversion into shares and merger of APPC into the Registration, the offering shares are issuable as shares of American Petroleum Group, Inc. Pursuant to the amendment the amount of shares was raised to a total of 3,208,000 shares of common stock, all of which have been issued.

We are also currently in discussions with other several investors to raise the capital necessary to complete the negotiated transactions with Harris Bank (see contingencies - Harris Bank) to obtain clear title to the equipment used by the Company in its operations, and to purchase the real property that our plant is situated on from its current owner.

Limited Operating History.

The only historical financial information about our Company from a revenue prospective on which to base an evaluation of our performance is from July 1, 2004 (the date we acquired an operating business) through September 30, 2005, with respect to APPC, which was generating losses at the time of acquisition. We cannot guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. We are seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and our on-going operations.

We have no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution for existing shareholders.

Liquidity, Capital Resources and Operations

Since the Company's inception, the Company has raised funds from officer/stockholder advances, from private sales of its common shares and approximately $500,000 from sale of borrowed stock contributed by the Company's promoters and to acquire new companies. This money was utilized for start-up costs, operating capital and to acquire new companies. It is the intention of the company to issue 50,000 shares to retire this stockholder loan of shares and retire the debt.

The Company's plan of operations for the next 12 months is to pursue profitable business acquisitions, and obtain financing to increase the sale volume of APPC and the newly acquired assets of Triton Petroleum LLC. Product research and development is expected to be minimal during the period. Additionally, the Company does not expect any change in number of employees other than through possible future acquisitions.

Results of Operations:

Nine Months Ended September 30, 2005 v. Nine Months Ended September 30, 2004

For the Quarter Ended September 30, 2005 v. September 30, 2004, the Company had $537,692 in sales, with the cost of revenues and other expenses of $216,439, compared to $345,515 in sales with the cost of revenues and expenses of $216,808. The increase in sales is due to including nine months of activity for APPC for 2005 versus only three months for 2004.

The Company had an operating loss of $599,629 and $5,585,686 for the quarter and nine months ended September 30, 2005 versus $1,681,753 and 1,833,925 for the same periods in 2004.

Nine Months Ended September 30, 2005 v. Nine Months Ended September 30, 2004
For the Nine months ending September 30, 2005 v. September 30, 2004, the Company had $1,416,432 in sales, with the cost of revenues and other expenses of $875,797, compared to $345,518 in sales with the cost of revenues and expenses of $216,808.

Liquidity and Financial Resources:

During the three months ended September 30, 2005, net cash used by operating activities was $1,959,865. The Company incurred a net loss of $599,629 for the three months ended September 30, 2005; the Company still has a net operating loss even if the stock compensation expense of $262,500 and financing expense of $75,000 did not occur. Additionally at September 30, 2005, current liabilities and long-term liabilities exceed current assets by approximately $1,694,903; these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. The company is currently pursuing private debt and equity sources. It is the intention of the Company's management to also improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and potential future acquisitions. The Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor there a guarantee that the Company can successfully execute any acquisition is or merger transaction with any company or individual, or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.

Operating expenses for the three months ended September 30, 2005, including stock compensation expenses and financing expenses were $912,394, resulting in losses from operations of $599,629. Included in these amounts are expenses for stock compensation and financing expense of $337,500. The increases in the remainder of Administrative expensed are due to the start up of the operations due to increases in personnel, professional, professional fees, and a generally higher level of fixed administrative expenses. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase as a result of the business derived from APPC and eventually newly acquired Triton.

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

Provision for Income Taxes

The Company has determined that it will more likely than not use any tax net operating loss carry forward in the current tax year and therefore the Company has a valuation allowance equal to 100% of any potential asset. The Company has established no tax provisions in the financial statements due to current and accumulated operating losses.

Contingencies

Harris Bank

         In conjunction with the Bank attempting to collect their debt against certain parties, the bank is requesting that the Company become a party to any forbearance as to collection of the debt, such as becoming a guarantor or buying life insurance for the original makers of the debt. The basis of their claims is that the company is using facilities that secure the original borrowings. It is the opinion of management and counsel of the company that there is no basis and claims or commitments since American or the Company was not a borrower or a guarantor on the debt (former management of American are guarantors of the original debt). The Company has an agreement to resolve all potential claims with the bank. The Company has been in discussions with various sources to obtain financing to purchase the operating assets being utilized in the operations at fair value.

Compensation for Utilizing Operation Assets

         No rent or compensation of any type has been paid to the entities that claim to have legal title to the operating assets of American. Management has taken the position that since there was no contract or agreement to purchase or for the payment of rentals for these assets, therefore nothing is owed. The consolidated operations for the period since American was acquired do not contain any provision for compensation for use of the facilities; The owner (and former president of the Company and major shareholder) of the entity that owns the real estate had previously had American recorded $15,000 in rent a month with a corresponding increase to an amount payable to this entity; This is a contingency relating to the business combination that could potentially result in an adjustment of the purchase price of American or additional charges to operations.

Amendment of Alliance Petroleum Products Company Agreement

     On June 24, 2004 the Company amended the original agreement removing the contingencies contained in the original document, the most significant being of refinancing certain debt owed Harris Bank. As part of this amendment the document stated American assumed assumes all payment obligations and all other agreements of American to the Harris Bank, and all payment obligations and all other agreements of American as set forth in the following four "Promissory Notes".:

o American was to pay $200,000 to Richard Stiefel after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company and a major shareholder. Richard Stiefel is an officer in American and shareholder, and currently is an employee/ shareholder of the Company. It is the position of the Company that since the funding from Cornell Capital Corporation was not completed and it is unlikely to be completed that there is no basis for this liability.

o American promised to pay American Group Financial, Inc. and/or Jesse Fuller $407,368.09 and any additional sums that AGF or Jessee Fuller owes to Harris Bank. Jesse Fuller is the owner of AGF, the former president of the Company, former director and still a major shareholder. The note was to accrue interest at 5% per annum. The note would have been due December 1, 2004. Management of the Company's position is that there was not consideration for the note and that Alliance was never a party on any debt obligations to Harris Bank.

o American is to pay $200,000 to Virginia Gefvert after all amounts have been paid to Jesse Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note is non-interest bearing. Jesse Fuller was the former president and a director of the Company, and a major shareholder. Virginia Gefvert was a former shareholder of American. It is the position of the Company that since the funding from Cornell Capital Corporation was not completed and it is unlikely to be completed that there is no basis for this liability.

o American was to pay $200,000 to American Group Financial, Inc. after all amounts have been paid to Jessee Fuller and American Group Financial (owned by Jesse Fuller) and funding has been received from Cornell Capital Corporation. The note was non-interest bearing. Jesse Fuller was the former president and a director of the Company, and a major shareholder. Virginia Gefvert was a former shareholder of American. It is the position of the Company that since the funding from Cornell Capital Corporation was not completed and it is unlikely to be completed that there is no basis for this liability.

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

Our Shares should be considered Speculative

Our common shares are considered speculative during our search for a new business opportunities and our efforts to turnaround our recently acquired business from generating losses to profitability. Prospective investors should consider carefully the risk factors set out below.

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

Item 3.           Controls And Procedures

         The registrant's new Principal executive financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2005 has concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

         The registrant's principal executive officers and principal financial officer have concluded that there were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

There is a threatened action by the Harris Bank of Chicago, Illinois with respect to a defaulted loan agreement. Harris Bank claims to have a lien on the equipment used by the Registrant in its operations. The Registrant has had contact with Harris Bank and is attempting to resolve the matter. The debt was reduced from an original indebtedness of $2.35 million to a final reduced amount of $1.4 million. Terms of the debt with Harris Bank of Chicago, Illinois include a four-year term of repayment, with interest at 6% on a 20 year amortization schedule, and a balloon payment at the end of the term. Upon the Company making a down payment, the terms of the transaction will be finalized. In addition, we have reached a tentative settlement with American Financial, the owner of the real property where our subsidiary conducts operations. Both transactions are waiting for the Company to make the initial payment to be executed and completed. It is hoped that discussions the Company is involved in with various funding sources will reach an agreement and conclusion within the fourth fiscal quarter sot he Company may proceed with the transactions.

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

       None

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

Date:    November 17, 2005                American Petroleum Group, Inc.


                                                 /s/
                                          -----------------------------------
                                          George Campbell, President and
                                          Chief Executive Officer


                                                 /s/
                                          -----------------------------------
                                          James Carroll, Chief Financial Officer