Form 10KSB
period 2005-12-31
American Petroleum Group Inc
filed 2006-06-30
CIK 1138593

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________

                        Commission file number: 000-49950

                          TRITON PETROLEUM GROUP, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

                    Nevada                                 98-0232018
                    ------                                 ----------
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                        Identification No.)

           1400 N. Gannon Drive, 2nd Floor, Hoffman Estates, IL 60194
           ----------------------------------------------------------
               (Address of Principal executive offices) (Zip Code)

                    Issuer's telephone number: (847) 805-0125
                                   ----------
         Securities registered under Section 12(b) of the "Exchange Act"
                         Common Share, Par Value, $.0001
                         -------------------------------
                              (Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year: $1,965,330

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of May 10, 2006, was approximately $1,173,500.

The number of shares of Common Stock outstanding, as of May 10, 2006 was:
17,803,500

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

                          TRITON PETROLEUM GROUP, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                     For Fiscal Year Ended December 31, 2005

                                      INDEX

                                                                        Page No:
                                                                        --------
PART I...............................................................          3
ITEM 1.      DESCRIPTION OF BUSINESS.................................          3
               Plan of Operations....................................          5
               Results of Operations.................................          7
ITEM 2.      DESCRIPTION OF PROPERTY.................................         11
ITEM 3.      LEGAL PROCEEDINGS.......................................         12
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDEDRS................................................         13

PART II..............................................................         13
ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.....................................         13
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION...............................................         16
               Off Balance Sheet Arrangements........................         16
ITEM 7.      FINANCIAL STATEMENTS....................................         17
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL
             DISCLOSURE..............................................
ITEM 8A.     CONTROLS AND PROCEDURES.................................

PART III.............................................................
ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
             THE EXCHANGE ACT........................................
ITEM 10      EXECUTIVE COMPENSATION..................................
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT..........................................
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........
ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K........................
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES..................

Signatures...........................................................

                          Triton Petroleum Group, Inc.

                                     Part I

Item 1. Description of Business

FORWARD LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-KSB ("Form 10-KSB") contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "designs," "plans," "intends," "looks," "may," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements for 2006 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

OVERVIEW

History and Organization

Triton Petroleum Group, Inc., formerly American Petroleum Group, Inc., formerly American Capital Alliance, Inc. until November 1, 2004 and formerly Prelude Ventures, Inc. until February 23, 2004 (the "Company") was incorporated under the laws of the State of Nevada on May 24, 2000, under the name of Prelude Ventures, Inc. Prior to its acquisition of American Petroleum Products Company, formally Alliance Petroleum Products Company, the Company had limited business operations and was considered a development stage enterprise. The activities during that period principally had been limited to organizational matters, and examining business and financing opportunities for the Company.

Prior Business Matters and Failed Business Acquisitions.

On March 9, 2001, we acquired a 20-year mining lease from Steve Sutherland, the owner of 24 unpatented lode-mining claims, sometimes referred to as the Medicine Project, located in Elko County, Nevada. The lease was terminated at some point by prior management.

During the nine months ended December 31, 2003, management of the Company terminated the mining lease. As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company's activities on the property. In the opinion of management, there will be no continuing liability, due to the time period that has elapsed since the lease was terminated. We have never received any claim or communication with respect to this lease, and at this pointing time, do not expect any communication from any party related thereto. If there was any communication, it would be the position of the Company that any claim would be time barred.

On April 1, 2003, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Pascal Energy, Inc., a Canadian corporation, by the issuance of 273,750 post split common shares, restricted under Rule 144 of the Securities Act of 1933 and at a later date, issue 273,750 post split common shares, restricted under Rule 144 subject to the Company paying not less than $1,000,000 accumulated dividends to its shareholders of record. Pascal Energy, Inc.'s business was to provide servicing for the oil and gas industry.

The Company determined that the transaction mentioned above could not be completed due to the inability to complete a comprehensive due diligence review. The shares of common stock previously transferred in anticipation of the completion of the transaction were returned to the treasury of the Company and canceled.

"TSG" Acquisition

On October 9, 2003, the Company acquired an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG"), and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO"). Tri-State, GMG and SASCO are collectively referred to herein as "TSG." Upon exercise of the option, the Company was to pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The contractual amount of the option was never fully paid, however, amounts advanced for the option purchase and associated expenses resulted in an $185,000 charge to operations for the year ended December 31, 2003 and $10,000 for the year ended December 31, 2004. There have been no further dealings, discussions or transactions related to this matter.

Motor Parts Waterhouse, Inc.

The Company on or about October 9, 2003, issued 500,000 post split shares of common stock for an option to acquire all the outstanding stock of Motor Parts Warehouse, Inc. ("MPW"), of St. Louis, Missouri. In order to exercise the option, the Company was to issue an additional 500,000 post split shares of common stock to the shareholders of MPW and pay $2,200,000. This MPW option can not be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. As a result of the financing not being completed, the Company elected not to continue to pursue this acquisition and let the option lapse. There have been no further dealings, discussions or transactions occurred related to this matter.

Oilmatic Systems, LLC Transaction

On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/or Oilmatic International, Inc., for shares of common stock of the Registrant.

Oilmatic is a food service distribution company that supplies a closed loop Bulk Cooking Oil Supply and Management system. Its patented state of the art handheld Dipstick(R) design dispenses and removes cooking oil with the simple push of a button at the deep fryers. The system also consists of separate fresh oil and waste oil tanks. A key switch allows management to control unnecessary oil fills and disposals. This system completely eliminates the practice of employees manually removing hot used oil which significantly reduces slips, falls and burns, as well as the hard labor of unloading and retrieving heavy boxes of oil. Additionally, the system eliminates hazardous grease spills both inside and outside of the store that cause grease fires and grease trap build-ups that pollute our environment. As part of the transaction, Michael Allora, President of Oilmatic was to assume, after the closing of the transaction, the position of President and Chief Operating Officer of Triton Petroleum as well as Oilmatic.

Effective May 20, 2005, Management of the Registrant no longer felt that the mutual goals of both parties were attainable and therefore the proposed transaction with Oilmatic was cancelled between the parties. There have been no further dealings, discussions or transactions occurred related to this matter.

Oilmatic Systems, LLC was advanced, interest free, a total of $300,000 by the Company. The Letter of Intent stated that in the event that the proposed transaction did not close, the money advanced was to be considered a loan to Oilmatic, and repaid nine-months after being advanced. We have made repeated demands for the re-payment of the loan. To date, we have not been able to collect the money due. However, Management believes the advance will ultimately be collected. (See Item 3, Legal Proceedings).

American Petroleum Products Company

On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company, now known as American Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 1,250,000 shares of common stock for 100% of the issued and outstanding shares of the common stock of American (757,864 common shares). An additional 1,250,000 shares of common stock of the Company was issued to Worldlink International Network, Inc. In addition, under the terms of the Rider, the Company was required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance, as a condition of the transaction. This was a material contingency to the transactions and as a result had to be resolved prior to recognition of a business combination. On June 24, 2004 (effective date July 1, 2004) the Company ("Prelude") now known as Triton Petroleum Group, Inc., ("AMPE") and Alliance Petroleum Products Company, entered into an Amendment to the original Alliance Agreement, dated October 9, 2003, whereby all previous conditions and contingencies were deemed to have been completed or waived. Therefore, the Company assumed the operations of the subsidiary. However, after a change of management took place in September 2004, the current management refused to recognize the obligation to pay certain amounts arising from other non Company obligations and third party agreements (See, Item 3, Legal Proceedings).

The Company

The operations of Alliance Petroleum Products Corp, which was later amended to be American Petroleum Products Corp ("APPC") have been consolidated with the results of Triton Petroleum Group, Inc. since July 1, 2004. Triton Petroleum Group, Inc. which was formerly know as America Petroleum Group, Inc. (the "Company") is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities.

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

The U.S. market for aftermarket motor oil is approximately $11.3 billion annually, making APPC a microscopic regional player. Most retail outlets for motor oil carry a major brand and a lesser-known, lower-priced brand. APPC primarily competes with those other, lesser-known brands, which consist of other regional/national motor oil blenders and bottlers.

Given that the product is a commodity, APPC competes largely by managing a competitive cost structure so that it can pass through competitive pricing and by carefully managing customer relationships. By giving our customers fair prices and providing excellent quality and service, APPC has maintained relatively long term relations with its customer base and has had success winning new customers.

Motor oil for late model year automobiles normally utilize the latest formulae established by the American Petroleum Institute and the Society of Automotive Engineers. The "standard" for current model year automobiles is referred to as "SM," which recently replaced "SL." Only SM and SL motor oil can currently receive the API "starburst" certification seal, and APPC must annually renew its API license in order to use the "starburst" seal on its labels. Motor oil can also be made without the API starburst and sold as oil with technology prior to SM or SL. This API-certified oil must include what is referred to as "Group 2 Base Oils" as the foundation for the oil, as well as an additive package that includes the most recently approved chemical blend. APPC, like other motor oil blenders, must purchase Group 2 base oils from select, API-approved suppliers in order to make API-certified premium motor oil. APPC primarily purchases Group 2 base oils from Motiva (Port Arthur, Texas) and from Evergreen Oil (Irvine, California). Shortages of Group 2 base oils have caused price increases in recent months, but APPC has temporarily been able to pass these increases on to the customer.

On July 1, 2005, TPG acquired the operating assets of Triton Petroleum, LLC ("Triton"). Triton is operated as a division of TPG. On the Payment Date, which shall be the one year anniversary of the effectiveness of the Agreement, that being July 1, 2006, , the Registrant shall pay to the Sellers the Purchase Price equal to three and one half (3.5) times the net earnings of the assets and operations formerly owned by Triton. The Purchase Price is to be paid as: (a) twenty-five percent (25%) in cash on the payment date, and (b) with the balance of seventy-five percent, payable over the following two years, in cash and stock, as agreed to by the parties. In addition, current loans to Triton, totaling approximately three hundred thousand dollars ($300,000), due and owing to the members of Triton, shall be paid over the twelve months from the Closing date to the Payment Date. It is anticipated that the total purchase price will be approximately $300,000, plus the net book value of the assets acquired in the amount of $230,625 at the time of payment, July 1, 2006. The assets purchased include the right to the name, Triton Petroleum, all operations and assets, including any leases, or sub-leases.

Triton purchases used oil from various consolidators of used petroleum such as gear oil, machine oils, etc. that have never been burnt before. It then transports the un-combusted, but unrefined oils back to its reclamation facility in Detroit, Michigan, for refining. After a very detailed reclamation process, all impurities and contaminants are extrapolated out of the oil, through Triton's centrifuge operation, thus leaving it with a renewable petroleum base oil. This base oil can be blended with new crude and other chemical components and bottled in our Bedford Park, Illinois facility. Using the renewable oils from Triton Petroleum will drastically reduce American Petroleum Products Company's (APPC) cost of base oil by 35%, and management feels that the acquisition of the assets of Triton petroleum, making APPC its only customer, will be an advantage with respect to earnings.

Risks to Consider Regarding our Company

Our independent registered public accounting firm issued a report for the year ended December 31, 2005 and December 31, 2004 that contained a "going concern" explanatory paragraph.

Our independent registered public accounting firm issued a report on their audit of our financial statements as of and for the years ended December 31, 2005 and 2004. Our notes to the financial statements disclose that The Registrant's cash flows have been absorbed in operating activities and has incurred significant net losses for fiscal 2004 and 2005, and have a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, the Company will have to substantially cut back our level of spending which could substantially curtail our operations. The independent registered public accounting firm's report contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public accounting firm's report and examine our financial statements before investing in the Registrant's stock or any other type of investment.

The Company Has Substantial Near-Term Capital Needs; The Company May Be Unable To Obtain Needed Additional Funding.

The Company will require funding over the next twelve months to develop the business further. In fact, the Company has minimal capital for operations and the Company has needs for immediate funding. Our capital requirements will depend on many factors including, but not limited to, the timing of further development of our business and the growth of the industry as a whole. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current shareholders will be reduced. Moreover, those equity securities may have rights, preferences, and privileges senior to those of the holders of our common stock. There can be no assurance that additional capital will be available on terms favorable to us or our shareholders.

Our cash requirements may vary substantially depending on our rate of development, research results, competitive and technological advances and other factors. If adequate funds are not available, the Company may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would impair the current and future operations and may cause the Company to cease business operations enturely.

The Company Substantial Long-Term Capital Needs; The Company May Be Unable To Obtain Needed Additional Funding.

Substantial expenditures will be required to further develop our business model. The level of expenditures required for these activities will depend in part on whether The Company develops and market our services independently or with other companies through collaborative arrangements. Our future capital requirements will also depend on one or more of the following factors:

      o     market acceptance of our products and services;

      o     the extent and progress of our research and development programs;

      o     competing technological and market developments; and

      o     the costs of commercializing our products and services.

There can be no assurance that funding will be available on favorable terms to permit successful expansion of the business to allow the Company to exceed the break even point, if at all.

In addition, the Company has no credit facility or other committed sources of capital. The Company may be unable to establish credit arrangements on satisfactory terms, if at all. If capital resources are insufficient to meet our future capital requirements, the Company may have to raise additional funds to continue development of our website. There can be no assurance that such funds will be available on favorable terms, if at all.

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities will likely result in dilution to our shareholders. If adequate funds are not available, the Company may be unable to develop our operations to a sufficient level to generate revenues or become profitable.

We expect to issue additional stock in the future to finance our business plan and the potential dilution caused by the issuance of stock in the future may cause the price of our common stock to drop.

The Company is authorized to issue maximum stock of 100,000,000 common shares. As of May 10, 2006 there were 17,803,500 issued and outstanding shares of Common Stock. The Board of Directors has authority to issue the balance of 82,196,500 shares of our authorized stock without shareholder consent, on terms and conditions set in the discretion of the Board, which may dilute the value of your stock. If and when additional shares are issued, it may cause dilution in the value of shares purchased in this offering and may cause the price of our common stock to drop. These factors could also make it more difficult to raise funds through future offerings of common stock.

Most of our competitors may be able to use their financial strength to dominate the market, which may affect our ability to generate revenues.

Most of our competitors are much larger companies than us and very well capitalized. They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs. Their better financial resources could allow them to significantly out spend us on price to our customers, marketing and production. We might not be able to maintain our ability to compete in this circumstance

The Company Has Never Paid Dividends.

The Company has never paid dividends. The Company does not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our Board of Directors' discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents The Company may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

Reporting requirements of a public company

As a public company, we are required to comply with the reporting obligations of the Exchange Act and may be required to comply with Section 404 of the Sarbanes-Oxley Act for our fiscal year ending December 31, 2007. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors' confidence in us, could be materially adversely affected. As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to integrate our systems of internal controls over financial reporting. We plan to evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any National Stock Exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock

We must also obtain additional financing to either purchase our operating assets or obtain working capital for leasing arrangements.

To meet our need for cash, we are attempting to raise debt and equity financings to complete the acquisitions either described in this document or contemplated in the future and fund the Company's on-going operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources of capital such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and can not raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely

Limited Operating History.

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

We have no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations and possibly cease operations totally. Equity financing could result in additional dilution to shareholders.

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

Employees

As of December 31, 2005, we employed approximately 29 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with or employees are good.

Item 2. Description of Property

The Company currently occupies a sub-lease, for the administrative offices, located at 1400 North Gannon Drive, Hoffman Estates, Illinois (847-805-0125). We occupy approximately 700 square feet comprising three offices. Our rent is $1,000 per month. We have no lease and have an oral month-to-month agreement with the leaseholder of the office space, which is the former President of the Company. The space is adequate for the currently needs of the Company. If the month-to-month tenancy was to end, we would be able to move our operations without a significant disruption of operations.

The Company's wholly-owned subsidiary, American Petroleum Products, Inc., operates from a manufacturing and distribution facility located at 5841 W. 66th Street, Bedford Park, Il. The facility is comprised of approximately 36,000 sq. ft. The facility is sufficient for the needs of the wholly-owned subsidiary for the foreseeable future. The Company does not have a formal lease and is presently not paying rent for this property due to a dispute with the former President of the Company, who is also the owner of this property. We are attempting to reach a resolution with the former President and landlord of the property. If we are not able to successfully resolve the dispute, and are forced to vacate the facility, it will have a substantial material effect on the ability to operate the subsidiary. We have reached an agreement with respect to all claims related to the property with the owner, which when executed, will result in the Company purchasing the property.

Item 3. Legal Proceedings

Other than described below, there are no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel. There have been no changes in the company's accountants or disagreements with its accountants since its inception.

The Company is currently in default of its obligations with respect to Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005. We have entered discussions with Cornell Capital Partners LP and Highgate House Funds, Ltd. in an attempt to resolve our default. The Company and Cornell Capital Partners LP and Highgate House Funds, Ltd. have reached a payment arrangement with Cornell Capital Partners LP and Highgate House Funds, Ltd. We believe that upon the completion of a financing currently under negotiation with another outside investor group, we can fund our agreed upon resolution and repay our obligations to Cornell Capital Partners LP and Highgate House Funds, Ltd. However, if such new financing fails, we will be unable to complete our settlement agreement with Cornell Capital Partners LP and Highgate House Funds, Ltd. In such a case, we have been informed that Cornell Capital Partners LP and Highgate House Funds, Ltd. will institute litigation to foreclose on the security issued to them and to seek full payment with interest and penalties. Such litigation would be significant and materially affect the Company.

There is a threatened action by the Harris Bank of Chicago, Illinois with respect to a defaulted loan agreement. Harris Bank claims to have a lien on the equipment used by the Registrant in its operations. The Registrant has had contact with Harris Bank and is attempting to resolve the matter. We believe that we have reached a resolution with Harris Bank. The resolution is anticipated to be closed within the second fiscal quarter of 2006. The exact terms have not yet been finalized. It is hoped that discussions the Company is involved in with various funding sources will reach an agreement and conclusion begun within the fourth fiscal quarter so the Company may proceed with the transactions.

The Company has paid no rent or compensation of any type to the entities that claim to have legal title to the operating assets of APPC. Management has taken the position that since there was no contract or agreement to purchase the assets or for the payment of rentals for these assets, therefore nothing is owed. The consolidated operations for the period since APPC was acquired do not contain $90,000 of accrued rent for compensation for use of the facilities. The owner (and former President of the Company and major shareholder) of the entity that owns the real estate is claiming a monthly rental amount of $15,000. The Company has been in discussion with the owner of the real estate and has a tentative agreement that is not yet fully agreed upon. The terms under discussion include the purchase of the real estate for approximately $1,900,000 and $185,000 for additional back-rent and other capital debt claimed by the owner. This is a contingency relating to the business combination that could potentially result in an adjustment of the purchase price of APPC and additional charges to the Company's operations.

The Company received a letter, dated February 28, 2005, from the Attorney for Concentric Consumer Marketing, Inc., in connection with certain sums owed by American Petroleum Products Corporation ("APPC"), a wholly owned subsidiary of the Company, in the amount of $13,000 per month for the past four (4) months, for services. There is no way to determine at this time the validity of the claim, or any possible outcome or if the claim is material to the Company, or even if litigation will be commenced against the Company and/or APPC. The Company has reached a settlement with Concentric Consumer Marketing, Inc., which has been paid.

Indemnification of Officers and Directors

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

Item 4. Submission of Matters to a Vote of Security Holders

On February 15, 2005, the majority of shares entitled to vote approved certain actions as set forth in the Schedule 14C filed with the SEC on February 24, 2005, consisting of:

      1. Electing and appointing the Board of Directors and Officers of Triton Petroleum Group, Inc.;

      2. Ratified the appointment of Brown Smith Wallace LLC as our independent public accountants for the fiscal year ending December 31, 2003 and 2004;

      3. Adoption of a Code of Ethics for the Executive Officers of Triton Petroleum Group, Inc., and

      4. Approving the purchase of all interest in, all assets and stock of Oilmatic Systems, LLC ("Oilmatic Transaction" or "Transaction").

      On May 20, 2005, the Letter of Intent with Oilmatic was terminated by the Company.

On October 21, 2005, The Board of Directors (the "Board") by unanimous written consent and a majority of stockholders (the "Majority Stockholders"), owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of October 21, 2005, approved and adopted resolutions to amend the Company's Certificate of Incorporation. The Certificate of Amendment to the Company's Certificate of Incorporation, already filed with the Secretary of State of the State of Nevada changed the Company's name to "Triton Petroleum Group, Inc." or such similar available name, and will not be effective earlier than 20 days after the mailing of this Information Statement. The Company was not able to complete the name change due to financial restraints, but expects to do so within the second fiscal quarter.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:

We are authorized to issue 100,000,000 shares of Common Stock, at a par value $.001 per share. As of May 12, 2006, the latest practicable date, there are 17,803,500 shares of common stock outstanding. The number of record holders of Common Stock as of May 12, 2006 is approximately 50.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

Price Ranges of Triton Petroleum Group, Inc. Common Stock

Market Information

The Company's Common Stock is traded on the Pink Sheets under the symbol "AMPE" and on the NASD operated Over the Country Bulletin Board until May 31, 2006. It was previously traded under the symbol "AMAI" until October 29, 2004, "PLUD" until February 23, 2004, and "PLUV from September 12, 2002 until December 31, 2002.

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

Fiscal Year 2004:   High Bid   Low Bid   High Ask   Low Ask
-----------------   --------   -------   --------   -------
January 2004          1.05       0.71       1.07      0.75
February 2004         0.81       0.37       0.85      0.41
March 2004            0.43      0.022      0.048     0.025
April 2004            0.32       0.11       0.35      0.13
May 2004              0.17       0.05       0.18      0.06
June 2004             0.12      0.045      0.015     0.032
July 2004              0.1       0.03       0.12      0.05
August 2004           0.13      0.025       0.15     0.032
September 2004        0.05      0.021      0.055     0.025
October 2004          0.06      0.025       0.07     0.029
November 2004(1)      1.40       0.01       5.00      0.07
December 2004         1.10       0.56       2.00       0.9

      1     Taking into effect a reverse split of 20 to 1, effective November
            2004

Fiscal Year 2005:   High Bid   Low Bid   High Ask   Low Ask
-----------------   --------   -------   --------   -------
January 2005          0.92       0.65      1.12       0.75
February 2005         1.03       0.65      1.10       0.80
March 2005            1.05       0.60      1.05       0.60
April 2005            0.85       0.40      0.85       0.40
May 2005              0.75       0.35      0.85       0.78
June 2005             0.65       0.25      0.80       0.50
July 2005             0.70       0.51      0.80       0.50
August 2005           0.90       0.35      1.20       0.45
September 2005        0.85      0.468      0.86       0.51
October 2005          0.56       0.31      0.57       0.35
November 2005         0.42       0.16      0.45       0.17
December 2005         0.20       0.12      0.21      0.125

Fiscal Year 2006:   High Bid   Low Bid   High Ask   Low Ask
-----------------   --------   -------   --------   -------
January 2006           0.19      0.11       0.20     0.115
February 2006         0.135      0.11       0.14      0.12
March 2006             0.17      0.11       0.18      0.12
April 2006             0.17     0.101      0.185      0.13

Liquidation

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Dividend Policy

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

Stock Transfer Agent

Effective March 1, 2005, our transfer agent and registrar of the Common Stock is Manhattan Transfer Registrar Co., 1 West Street, New York, NY 10004, (212) 425-2750; fax (212) 425-2751.

Recent Sales of Unregistered Securities

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

PLAN OF OPERATIONS

We were a startup, development stage Company prior to the acquisition of American Petroleum Products Company ("APPC") beginning with operations as of July 1, 2004, and did not realize any revenues from our business operations until that time. However at time of acquiring APPC its sales volume was at a point below its break even point and therefore was losing money. Management of the Company feels that APPC is operating at a small percentage of its capacity with its major constraint on increasing volume being that of financing raw materials for manufacturing and some other limited variable manufacturing costs. In addition, it is currently not generating profits of sufficient amount to support the other operations of the parent Company. Accordingly, we must raise money from sources other than the operations of this business. Our only other source of cash at this time is investments by others (primarily from existing shareholders and others) in our Company. We must raise additional cash to complete any future acquisitions and maintain current operations, otherwise the business will fail.

In order to raise capital for operations of the parent Company and to attempt to complete the proposed Oilmatic transaction, the Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible debenture for a total amount of $500,000 at 7% interest. The Note is convertible into shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time the Company entered into with Cornell Capital Partners LP a total Standby Equity Distribution Agreement for up to $10,000,000 equity line (See Item 3, Legal Proceedings).

Liquidity, Capital Resources and Operations

Since the Company's inception, the Company raised funds from officer/stockholder advances, from private sales of its common shares, including approximately $500,000 from the sale of borrowed stock contributed by the Company's promoters. We have repaid this stock borrowing with the issuance of 50,000 shares of common stock (taking in to account a reverse of the common shares of the Company in November 2004). This money was utilized for certain start-up costs and operating capital.

In this regard, the Company's plan of operations for the next 12 months is to pursue profitable business acquisitions, and obtain financing to increase the sales volume of APPC. Product research and development is expected to be minimal during the period. Additionally, the Company does not expect any change in number of employees other than through acquisitions.

Financings

In order to raise capital for operations of the parent Company and to complete the Oilmatic transaction at the time, the Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible debenture for a total amount of $500,000 at 7% interest. The Note is convertible into 588,325 shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time the Company entered into with Cornell Capital Partners LP a total Standby Equity Distribution Agreement for up to $10,000,000 equity line. Pursuant to the Standby Equity Distribution Agreement we are to file a registration statement 180 days after execution.

The Company must still obtain additional financing to either purchase our operating assets or obtain working capital for leasing arrangements, and to operate our business.

To meet our need for cash, we are attempting to raise debt and equity financing to complete the acquisitions described in this document and fund the Company's on-going operations. There is no assurance that we will be able to raise these funds and stay in business. If we do not raise the funds required to complete any of the acquisitions mentioned in this document or any contemplated acquisition, we will have to find alternate sources such as a secondary public offering, private placement of securities, or loans from officers or others. If we need additional cash and can not raise it, the Company will either have to suspend operations until we do raise the cash or cease operations entirely.

On July 25, 2005, we conducted a Rule 504, Regulating D offering of $1,000,000 worth of Convertible Debentures of our subsidiary American Petroleum Products Company ("APPC"), to accredited investors in the State of Texas. The Offering was amended in October 10, 2005 to include the State of Pennsylvania. Pursuant to the Offering, APPC issued the convertible debentures, which were convertible into shares of common stock. As part of the Offering, APPC was to be merged into the Registrant. This event did not occur. Upon conversion into shares and merger of APPC into the Registrant, the offering shares are issuable as shares of Triton Petroleum Group, Inc. Pursuant to the amendment to the original offering, the amount of shares to be offered for sale was raised to a total of 3,108,000 shares of common stock.

We are also currently in discussions with several investors to raise the capital via an equity offering, involving the issuance of convertible debentures to be converted upon the effectiveness of a Registration Statement. The funds raised are necessary to complete the transactions with Harris Bank to obtain clear title to the equipment used by the Company, in its APPC operations and to purchase the real property that our plant is situated on from its owner, as well as general business purposes. We anticipate that this financing would close sometime in the second fiscal quarter 2006.

Results of Operations:

For the Years Ending December 31, 2005 vs. December 31, 2004 and December 31,
2003

Until July 1, 2004, the Company did not have an operating unit. Therefore, a comparison of revenues and cost of sales between the years ended December 31, 2004 and 2003 is meaningless. For the year ended December 31, 2004, the Company had $857,172 in sales and cost of revenues of $732,722. This is in comparison to total sales of $1,965,330 and cost of revenues of $1,453,426 for the year ended December 31, 2005.

Non-cash compensation expense resulting from shares of the Company's common and preferred being issued for services rendered totaled $8,778,000 in 2003, $1,523,200 in 2004 and $5,197,500 in 2005 The increase in 2005 or both non cash compensation and financing expenses, is attributable to a large number of shares issued by the Company in lieu of cash paid for services rendered. Financing expense for 2005 was $2,857,500, 2004 and 2003 was $0 and $0, respectively. Total payroll and payroll related expenses for 2005 were $1,122,181, in comparison to $390,152 for 2004 and $0 in 2003. The increase is the result of having a full year of operations at the subsidiary level and adding headcount at the corporate level during 2005.

In 2005, the Company incurred $549,642 in bad debts, including $525,000 related to the write-off of the remaining balance due from a working capital financing arrangement. Total bad debts related to normal operating activities totaled $24,642 for 2005 and $22,700 for 2004. Interest expense for 2005 totaled $150,517, in comparison to a total of $32,000 in 2004. The increase is the result of increase in working capital financing in 2005.

The Company incurred a charge for the write-off of goodwill in 2005 of $312,807, related to the acquisition of Triton Petroleum, LLC. In 2004, the Company incurred a charge for the write-off of goodwill of $803,615, related to the acquisition of American Petroleum Products, Inc.

In 2005, the Company realized a gain of $492,500 related to the repayment of shares borrowed under a Stock Borrowing Arrangement with certain shareholders.

Total operating expense for the year 2005 totaled $7,896,346. This is in comparison to total operating expense of $2,461,325 for 2004 and $9,602,136 for 2003. The increase in 2005 was attributed to a higher level of financing and compensation expenses in order to keep the Company operating.

Liquidity and Financial Resources

During the years ended December 31, 2005 and 2004, net cash used by operating activities was $1,716,783 and $614,767, respectively. The Company incurred net losses of $7,342,210, and $3,175,458 for the years ended December 31, 2005 and 2004, respectively. The Company still would have incurred net operating losses in 2005 and 2004 even if the non-cash stock compensation, financing expense and goodwill impairment expenses, detailed above did not occur. Additionally at December 31, 2005 and December 31, 2004, current liabilities exceeded current assets by $2,580,611 and $1,289,213, respectively.

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

The increases in recurring administrative expenses detailed above in The Results of Operations section are due to the start up of the operations, increases in personnel and professional fees, and a generally higher level of fixed administrative expenses. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross Profit will increase as a result of the business derived from APPC and Triton. This can be achieved only if the Company can obtain financing from outside sources since additional capital is needed to operate and expand operations from current levels.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7. Financial Statements

                   Triton Petroleum Group, Inc. and Subsidiary

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following were elected to the Board of Directors, effective February 15, 2005:

Ron Shapss               58   Chairman of the Board
Michael Margolies        78   CEO, President and Director
Michael S. Krome, Esq.   44   Director and General Counsel
Elliot Cole Esq.         71   Director
James Carroll            55   Chief Financial Officer

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

Michael Margolies, 78, CEO, President and Director

Michael Margolies became Vice Chairman and Secretary of Headliners in January 2002, after having served on the Board of Directors for the prior 3 years. Mr. Margolies resigned from his position as Vice Chairman in March 2005. From 1998 until December 2005 Mr. Margolies was employed as Chief Executive Officer of Global Concepts, Ltd. a conglomerate primarily involved in providing and transportation services in the United States and Europe.

Michael S. Krome, Esq., 44, Director and General Counsel

Michael S. Krome was admitted to practice Law in the State of New York in February 1991, and in the United States District Court for the Eastern District of New York in June 1991 and Southern District of New York in November 1994. He has been a Director of Human Trans Services Holding Corp ("HTSC") since January 2004. Since 1991 he has practiced law as a sole practitioner with a General Practice. Since 2001 he has concentrated his practice in representing Public Corporations. He is a graduate of the State University of New York at Albany and graduated from the Benjamin N. Cardozo School of Law in June 1990. From February 1999 to November 1999, he was Vice President of Legal Affairs of Fortune Media, Inc., (now known as Wayne's Famous Phillies, Inc.). From April 2000 until January 2001, he was a Director and Counsel to Universal Media Holdings, Inc., now known as Genio Group, Inc.

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

James J. Carroll, 55, Chief Financial Officer and Director

James J. Carroll was the founder of Kevney Consulting Group, Ltd (Kevney) and has been active in Kevney since 2001. Kevney provides diversified financial and management services to its clients, including merger and acquisition, reorganization and debt financing consulting and interim chief financial officer services. Mr. Carroll has over 30 years of financial experience, including 13 years in public accounting with 5 years as a partner with a regional public accounting firm. He also has over 15 years of experience in private industry, including positions as COO and CFO for various manufacturing and distribution companies.

Item 10. Executive Compensation

      For the fiscal year ended December 31, 2005, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

                                                            2005
                           ---------------------------------------------------------------------
                                                                                      Aggregate
                                 Capacities in                                       Restricted
                              Which Remuneration                           Cash         Share
          Name                   was Received           Period Ended      Payment   Remuneration
------------------------   -----------------------   -----------------   --------   ------------
Ronald Shapss (1)          Chairman of the Board     December 31, 2005   $  4,615   $800,000 (2)
James W. Zimbler           Interim President         December 31, 2005   $112,192   $200,000 (2)
Richard Carter             Vice-President            December 31, 2005   $ 66,000   $200,000 (2)
George L. Riggs, III (3)   Chief Financial Officer   December 31, 2005   $ 13,846   $ - 0 -
Michael S. Krome, Esq      General Counsel           December 31, 2005   $ 32,308   $ 37,500 (2)
James J. Carroll (4)       Chief Financial Officer   December 31, 2005   $ 45,923   $ 75,000 (2)
George Campbell (5)        President                 December 31, 2005   $ 23,076   $125,000 (2)
Elliot Cole                Director                  December 31, 2005       - 0-   $120,000 (2)

(1)   Mr. Shapss was elected Chairman of the Board on February 15, 2005

(2)   Based upon shares of restricted common stock of the Company, discounted

(3)   Mr. Riggs resigned as CFO on March 17, 2005

(4)   Mr. Carroll was elected Chief Financial Officer on March 17, 2005

(5)   Mr. Campbell was elected President on August 1, 2005

                                                            2004
                           ---------------------------------------------------------------------
                                                                                     Aggregate
                                 Capacities in                                       Restricted
                              Which Remuneration                           Cash         Share
        Name                     was Received           Period Ended      Payment   Remuneration
------------------------   -----------------------   -----------------   --------   ------------
Ronald Shapss (1)          Chairman of the Board     December 31, 2004     - 0 -       - 0 -
James W. Zimbler           Interim President         December 31, 2004   $52,250    $600,000 (2)
Richard Carter             Vice-President            December 31, 2004   $51,100    $600,000 (2)
George L. Riggs, III (3)   Chief Financial Officer   December 31, 2004   $20,193    $ 90,000 (2)
Michael S. Krome, Esq      General Counsel           December 31, 2004   $13,846    $ 90,000 (2)

(1)   Mr. Shapss was elected Chairman of the Board on February 15, 2005

(2)   Based upon shares of restricted common stock of the Company, discounted

(3)   Mr. Riggs resigned as CFO on March 17, 2005

Director Compensation

Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

Director and Officer Insurance

The Company does not have directors and officers ("D & O") liability insurance at this time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of May 12, 2006, with respect to the beneficial ownership of the 17,793,500 outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days. There are currently no Preferred Series A shares issued and outstanding. All Preferred Series A shares have been converted into shares of common stock.

                                  No. of Common   % ownership
                                  -------------   -----------
Ronald Shapss (1)                     1,750,000       9.8
James J Carroll (1)                     160,000       *
Elliot Cole (1)                         225,000       *
Michael S. Krome, Esq. (1) (2)          260,000       *
James W. Zimbler (2)                  1,633,000       9.5
Richard Carter                        1,685,000       9.8
Alpha Advisors, LLC (2)                 391,250       *
Richard Steifel                         290,000       *
Jesse Fuller                            887,893       5.2
Highgate House Funds Ltd.(3)
  101 Hudson Street, Suite 3700
  Jersey City, NJ 07302               3,175,000       18.5
Alliance Financial
  Networks Inc. (4)
  2291 Arapahoe
  Boulder, CO 80302                     600,000       *
William Boussung (4)
  10300 West Charleston #13-378
  Las Vegas, NV 89135                   500,000       *
Cornell Capital Partners LP.
  101 Hudson Street, Suite 3700
  Jersey City, NJ 0730                  735,000       *
Officers and Directors as a
  Group (5 persons) (3)               4,068,000       22.9

(1)   Officer/Director of the Company

(2) Alpha Advisors, LLC is controlled by James W. Zimbler (1,633,000 shares), George L. Riggs (225,000 shares), and Michael S. Krome (who is a Director of the Company, with 300,000 shares). When all of the ownership percentages are added, totaling 2,545,250 shares, the control percentage for Alpha Advisors LLC is 14.3%, if voted as a block.

(3) Highgate House Funds, Ltd. is the owner of record of 3,000,000 shared of common stock issued as security with respect to the financing with Highgate House in March 2005.

(4) Alliance Financial Networks, Inc. is controlled by William Boussung. Combined, the total number of shares is 1,100,000, equaling 6.4%.

Item  12. Certain Relationships and Related Transactions Issuance of Stock:

We issued a total of 48,275,000 shares of the Company, as set forth on the Form 8-K filed September 20, 2004, and incorporated by reference, in connection with the change of control of the Company. In November 2004, we executed a 20 to one reverse split of our commons shares

We issued 75,000 shares of common stock, and 150,000 shares of Series A preferred stock, to Ronald Shapss as part of his compensation for accepting the position of Chairman of the Board of Directors, January 2005. We issued 500,000 shares of common stock, and 1,000,000 shares of Series A preferred stock, to Ronald Shapss as part of his compensation for accepting the position of Chairman of the Board of Directors, on February 15, 2005.

On September 22, 2005, we issued the following shares to various employees, Officers and/or Directors, of the Company and others, as follows:

James W. Zimbler      500,000
Ronald Shapss         500,000
Richard Carter        500,000
Elliot Cole            75,000
Michael S. Krome      150,000
Alpha Advisors, LLC   113,750
George Campbell       250,000
James Carroll         150,000
Rose Tarasiuk          50,000
Jeff Neiman            50,000
Michael Cahr          100,000

Subsequent Events

On May 18, 2006, with the appointment of Michael Margolies as CEO, President and Director of the Company, as part of his compensation, we will issue a total of 1,500,000 shares of common stock. This issuance has not taken place as of this date.

Item 13. Exhibits

Index to Exhibits

SEC REFERENCE
NUMBER          TITLE OF DOCUMENT
-------------   ----------------------------------------------------------------

3.1             Articles of Incorporation of the Registrant, as amended (1)

3.2             By-laws of the Registrant, as amended (1)

23.1            Consent of Brown Smith Wallace, LLC

99.1 Certification of President Officer pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)

99.2            Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted, Pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)

----------
(1) Previously filed as an exhibit to the Company's Form 10-SB filed on June 26, 2001, and subsequent filings

(2)   Filed herewith

Item 14. Principal Accounting Fees and Services

During the fiscal year ended December 31, 2005, we paid a total of $74,800 in audit, audit-related, tax or other fees paid for professional services rendered by the independent certified public accountant who audited the financial statements of the Nevada corporation that are filed herewith as those of the Company. See Item 7, "Financial Statements", above.

During the fiscal year ended December 31, 2005, the Registrant did not have an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Triton Petroleum Group, Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on June 23, 2006.

                                        TRITON PETROLEUM GROUP, INC.


                                        By: /s/ Michael Margolies
                                            ------------------------------------
                                            Michael Margolies, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 31, 2005.

Signature               Title                        Date
---------------------   --------------------------   -------------


/s/ Ronald Shapss       Chairman                     June 23, 2006
-----------------
Ronald Shapss


/s/ Michael Margolies   CEO, President               June 23, 2006
--------------------
Michael Margolies


/s/ James J. Carroll    Chief Financial/Accounting   June 23, 2006
--------------------    Officer
James J. Carroll


/s/ Michael S. Krome    Director                     June 23, 2006
---------------------
Michael S. Krome


/s/ Elliot Cole         Director                     June 23, 2006
---------------------
Elliot Cole

                          TRITON PETROLEUM GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT

                                DECEMBER 31, 2005

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm..................      1

Consolidated Financial Statements

  Consolidated Balance Sheets............................................      2

  Consolidated Statements of Operations..................................      3

  Consolidated Statements of Stockholders' Equity (Deficit)..............      4

  Consolidated Statements of Cash Flows..................................      5

  Notes to Consolidated Financial Statements.............................      6

                        Report of Independent Registered
                             Public Accounting Firm

To the Board of Directors and Stockholders
Triton Petroleum Group, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Triton Petroleum Group, Inc., f/k/a American Petroleum Group, Inc. and subsidiary (f/k/a American Capital Alliance, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triton Petroleum Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In connection with a business combination the Company entered into as of July 1, 2004 as discussed in Note F, certain contingencies remain to be resolved as discussed in Note L in order to finalize this transaction.

Brown Smith Wallace, L.L.C.

May 24, 2006
St. Louis, Missouri

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2005 and 2004
(See Independent Auditors' Report)

                                                                     2005           2004
                                                                 ------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents                                      $         --   $        801
  Trade accounts receivable, net of allowance of $22,700
    for doubtful accounts                                             324,403        291,846
  Advances to others                                                  304,200        100,000
  Inventory                                                           527,500        254,944
  Prepaid expenses                                                     28,579              -
                                                                 ------------   ------------
      Total Current Assets                                          1,184,682        647,591
                                                                 ------------   ------------
Equipment
  Equipment                                                             6,068          6,068
  Less accumulated depreciation                                         4,023          2,023
                                                                 ------------   ------------
                                                                        2,045          4,045
                                                                 ------------   ------------
Other Assets
  Idle plant, net of accumulated depreciation of $7,720               147,770             --
  Other                                                                24,700             --
                                                                 ------------   ------------
                                                                      172,470             --
                                                                 ------------   ------------
TOTAL ASSETS                                                     $  1,359,197   $    651,636
                                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Book overdraft                                                 $     97,712   $      5,523
  Trade accounts payable                                            1,122,234        629,825
  Accrued interest                                                    149,213         32,000
  Accrued professional fees                                                 -         45,000
  Accrued expenses                                                     83,967         11,187
  Notes payable, banks and others                                      77,167             --
  Advances from former president of subsidiary                        232,915        142,915
  Convertible notes payable                                           550,000         50,000
  Notes payable for Triton purchase                                   300,000             --
  Notes payable to stockholders                                            --        500,000
  Loans payable to officers/stockholders                            1,152,085        520,354
                                                                 ------------   ------------
    Total Current Liabilities                                       3,765,293      1,936,804
Commitments and Contingences (Notes B, E, F, G, I, K and L)

Stockholders' Equity (Deficit)
  Preferred stock; 5,000,000 shares authorized; 2,527,500
    shares issued and outstanding in 2004                                  --         25,275
  Common stock, $0.001 par value; 100,000,000 shares
    authorized;17,803,500 and 3,740,000 shares issued and
    outstanding in 2005 and 2004, respectively                         17,804          3,740
  Additional paid-in capital                                       17,755,928     11,523,435
  Retained (deficit)                                              (20,179,828)   (12,837,618)
                                                                 ------------   ------------
                                                                   (2,406,096)    (1,285,168)
                                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $  1,359,197   $    651,636
                                                                 ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2005 and 2004
(See Independent Auditors' Report)

                                                     2005          2004
                                                 -----------   -----------
Net sales                                        $ 1,965,330   $   857,172
Cost of goods sold                                 1,453,426       732,722
                                                 -----------   -----------
  Gross Profit                                       511,904       124,450
Expenses
  Financing expense                                2,857,500            --
  Compensation expense                             2,340,000     1,523,200
  Payroll, payroll taxes and employee benefits     1,122,181       390,152
  Bad debts                                          549,642        22,700
  Other                                              197,736        69,099
  Professional fees                                  192,312       145,293
  Outside sales                                      153,600        83,707
  Rent, taxes and insurance                          195,138            --
  Auto, travel and entertainment                     101,836            --
  Telephone and utilities                             83,665            --
  Advertising and promotion                           62,440        60,640
  Repairs and maintenance                             17,740        14,293
  Office expense                                      12,836       140,218
  Acquisition expense                                     --        10,000
  Depreciation                                         9,720         2,023
                                                 -----------   -----------
  Total Expenses                                   7,896,346     2,461,325
                                                 -----------   -----------
  Loss Before Other Items                         (7,384,442)   (2,336,875)

Other Income (Expense)
  Forgiveness of debt                                492,500            --
  Other income                                        13,056            --
  Interest expense                                  (150,517)      (32,000)
  Other expense                                           --        (2,968)
  Impairment of goodwill                            (312,807)     (803,615)
                                                 -----------   -----------
  Total Other Income ( Expense)                       42,232      (838,583)
                                                 -----------   -----------
      NET LOSS                                   $(7,342,210)  $(3,175,458)
                                                 ===========   ===========
Loss per share                                   $     (0.62)  $     (1.62)
                                                 ===========   ===========
Diluted loss per share                           $     (0.55)  $     (1.62)
                                                 ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2005 and 2004
(See Independent Auditors' Report)

                                   Preferred Stock           Common Stock         Additional     Retained
                               ----------------------   ----------------------     Paid-In       Earnings
                                 Number     Par Value     Number     Par Value     Capital       (Deficit)       Total
                               ----------   ---------   ----------   ---------   -----------   ------------   -----------
Balance at December 31, 2003           --    $     --    1,415,000     $ 1,415   $ 9,328,585   $ (9,662,160)  $  (332,160)
  Net loss                             --          --           --          --            --     (3,175,458)   (3,175,458)
  Stock shares issued           2,527,500      25,275    2,598,700       2,599     2,194,576             --     2,222,450
  Retired common shares                --          --     (273,700)       (274)          274             --            --
                               ----------   ---------   ----------   ---------   -----------   ------------   -----------
Balance at December 31, 2004    2,527,500      25,275    3,740,000       3,740    11,523,435    (12,837,618)   (1,285,168)
  Net loss                             --          --           --          --            --     (7,342,210)   (7,342,210)
  Stock shares issued           1,150,000      11,500   12,224,750      12,225     6,197,557             --     6,221,282
  Preferred shares exchanged
    for common stock           (3,677,500)    (36,775)   1,838,750       1,839        34,936             --
                               ----------   ---------   ----------   ---------   -----------   ------------   -----------
Balance at December 31, 2005           --    $     --   17,803,500     $17,804   $17,755,928   $(20,179,828)  $(2,406,096)
                               ==========   =========   ==========   =========   ===========   ============   ===========

*     No other comprehensive income or loss for any period shown

The accompanying notes are an integral part of these consolidated financial statements.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004
(See Independent Auditors' Report)

                                                              2005         2004
                                                          -----------   -----------
Cash flows from operating activities:
  Net loss                                                $(7,342,210)  $(3,175,458)
  Compensation, consulting and termination expenses in
    exchange for shares                                     5,122,500     1,523,200
  Impairment of goodwill                                      312,807       803,615
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Bad debts                                                 549,642        22,700
    Forgiveness of debt                                      (492,500)
    Depreciation                                                9,720         2,023
    (Increase) decrease in operating assets:
      Trade accounts receivable                               (31,837)     (291,846)
      Advances to others                                     (204,200)     (100,000)
      Inventory                                              (262,503)     (254,944)
      Acquisition deposits                                         --       200,200
      Prepaid expenses                                        (28,579)           --
      Other assets                                            (14,700)           --
    Increase (decrease) in operating liabilities:
      Book overdraft                                           92,383         5,523
      Trade accounts payable                                  427,701       639,033
      Accrued expenses                                        144,993        11,187
                                                          -----------   -----------
      Net cash used in operating activities                (1,716,783)     (614,767)
Cash flows from investing activities:
  Acquisition of division                                    (530,625)           --
  Acquisition of subsidiary                                        --      (856,200)
  Purchases of equipment                                       (3,251)       (3,068)
                                                          -----------   -----------
      Net cash used in investing activities                  (533,876)     (859,268)
Cash flows from financing activities:
  Issuance of common stock                                      3,826         2,325
  Increase in additional paid-in capital                    1,008,946       698,535
  Issuance of preferred stock                                      --        25,275
  Proceeds from loans payable                               1,239,181       713,269
  Payments on loans payable                                    (2,095)           --
                                                          -----------   -----------
      Net cash provided by financing activities             2,249,858     1,439,404
                                                          -----------   -----------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (801)      (34,631)
Cash and cash equivalents, beginning of year                      801        35,432
                                                          -----------   -----------
Cash and cash equivalents, end of year                    $        --   $       801
                                                          ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2005
(See Independent Auditors' Report)

Note A - Nature of Operations

      The Board of Directors (the "Board") by unanimous written consent dated as of November 18, 2003, and certain stockholders (the "Majority Stockholders") owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of November 18, 2003, approved and adopted resolutions to amend the Company's Certificate of Incorporation. The Certificate of Amendment to the Company's Certificate of Incorporation, already filed with the Secretary of State of Nevada, changed the Company's name to "American Capital Alliance, Inc." from Prelude Ventures, Inc. The name of the Company was changed again on November 1, 2004 to American Petroleum Group, Inc. by a vote of the security holders. On October 21, 2005, The Board of Directors (the "Board") by unanimous written consent and a majority of stockholders (the "Majority Stockholders"), owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of October 21, 2005, approved and adopted resolutions to amend the Company's Certificate of Incorporation. This new Certificate of Amendment to the Company's Certificate of Incorporation, already filed with the Secretary of State of the State of Nevada changed the Company's name to "Triton Petroleum Group, Inc." ("TPG"). The Company was not able to complete the name change due to financial restraints, but expects to do so within the second fiscal quarter.

      On July 1, 2005, TPG, then known as American Petroleum Group, Inc., acquired the operating assets of Triton Petroleum, LLC ("Triton"). Triton is operated as a division of TPG.

      On July 1, 2004, TPG acquired 100% of the outstanding stock of American Petroleum Products Company ("APPC"). The accompanying consolidated financial statements include the results of operations of APPC beginning on July 1, 2004. After the above acquisition, the Company was no longer considered a "development stage entity" and had officially begun operations.

      TPG is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities. TPG's current direction is in the manufacturing and distribution of petroleum and related products for the automotive industry.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note B - Continuance of Operations

      The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At December 31, 2005, the Company had accumulated losses of $20,179,828 since its inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The Company is currently pursuing new debt and equity financing in conjunction with future acquisitions and operations. Additionally, approximately $632,000 was raised during the year ended December 31, 2005 from loans payable to officers/stockholders (see Note I) whose proceeds were used for working capital needs, as well as a down payment toward the purchase of an option on one of the proposed acquisitions. In addition, the Company has continually used, rather than provided, cash in its operations. Consistent with these facts, the accompanying report from Brown Smith Wallace, L.L.C., the Company's independent registered public accounting firm, includes the comment that there is substantial doubt about the Company's ability to continue as a going concern.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon profitable operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      The Company has incurred, and continues to incur, losses from operations. For the years ended December 31, 2005 and 2004, the Company incurred net losses of $7,342,210 and $3,175,458, respectively. During those years the Company implemented strategies to reduce its cash used in operating activities. The Company's strategy included a targeted reduction of the employee workforce, increasing the efficiency of the Company's processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note B - Continuance of Operations (Continued)

      To date, the Company has financed its operations primarily through private equity (primarily through existing stockholders) and debt financings. The Company believes that it does not have sufficient funds to operate its business through the end of 2006. However, the Company has an outstanding commitment from a private equity investor to infuse approximately $1,000,000 amount of capital, through a convertible debenture and accompanying registration statement to register the converted shares and warrants with an interest rate above market rates. Assuming the Company is able to close this transaction, it is expected that the Company will be able to increase its purchases of base oil and other products. This should also increase Company sales and generate more revenue to service its current operations and debt structure.

Note C - Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of Triton Petroleum Group, Inc. and its wholly owned subsidiary, American Petroleum Products Company (the "Company") after elimination of significant intercompany transactions and accounts.

      Revenue

      Revenue is earned and recognized when the product title passes from the Company to the buyer. Depending on the shipping contract (FOB shipping point/FOB destination), revenue is recognized and earned when the product is delivered and accepted by the buyer.

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

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note C - Summary of Significant Accounting Policies (Continued)

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

      Depreciation

      Depreciation of equipment is computed using the straight-line method over 3 to 10 years for financial statements and income tax reporting purposes.

      Advertising Costs

      Advertising costs are expensed as incurred. Total advertising costs charged to expense were $62,440 in 2005.

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

      Loss Per Share

      The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note C - Summary of Significant Accounting Policies (Continued)

      Loss Per Share (Continued)

                                                Income         Shares       Per Share
                                              (Numerator)   (Denominator)     Amount
                                              -----------   -------------   ---------
      For the year ended December 31, 2005:
        Loss from continued operations -
          Basic earnings per share             (7,342,210)    11,833,088     ($0.62)

      Effect of dilutive securities

          Warrants                                 74,715        592,203

          9% convertible notes payable             10,479        150,000
          7% convertible notes payable             25,601        481,869

          Diluted loss per share               (7,231,415)    13,057,160     ($0.55)

      For the year ended December 31, 2004:
          Loss from continued operations -
            Basic earnings per share           (3,175,458)     1,965,414     ($1.62)

            Diluted loss per share             (3,175,458)     1,965,414     ($1.62)

      Stock-Based Compensation

      The Company utilizes the fair value method of recording stock-based compensation of employees and others for services rendered, applied on the prospective method. The prospective method requires expense to be recognized for all awards granted and vested during the period.

      Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. At December 31, 2005 and 2004, the Company estimates that the fair value of its notes payable are not materially different from its financial statement carrying value, except for the liability for stock borrowings as of December 31, 2004. (see Note
      G) and the advance to Oilmatic Systems, LLC (see Note F).

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note C - Summary of Significant Accounting Policies (Continued)

      New Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) and are to be applied prospectively. The Company does not expect adoption of SFAS No. 151 to have a material effect on its results of operations or financial position.

      The weighted average interest rates on short-term borrowings outstanding were 4% and 7.2% for 2005 and 2004, respectively.

      In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"), which will require entities that voluntarily make a change in an accounting principle to apply that change retrospectively to prior periods' financial statements, unless such retrospective application would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be the requirement that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005 and will have an effect on the Company to the extent the Company makes an accounting change or corrects an error.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note C - Summary of Significant Accounting Policies (Continued)

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management.

      SFAS No. 123(R) replaces FASB Statement No. 123 (SFAS No. 123), "Accounting for Share-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123(R) are required to be applied by public companies that do not file as small business issuers, as of the first interim or annual reporting period that begins after June 15, 2005, and all other public companies as of the first interim or annual reporting period that begins after December 15, 2005.

      On April 14, 2005, the SEC adopted a new rule amending the effective date for Statement 123(R). The amended rule allows registrants to implement Statement 123(R) as of the first annual period beginning after June 15, 2005, which is January 1, 2006 for the Company.

      The Company applied APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), the Company used the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after the effective date of this statement with respect to the Company. For all equity-based compensation awards that are unvested as of that date, compensation cost will be recognized for the unamortized portion of compensation cost. At December 31, 2005, the Company had no outstanding awards or formal plan.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note C - Summary of Significant Accounting Policies (Continued)

      Impairment of Long Lived Assets

      The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed at December 31, 2005. See Note F concerning impairment of goodwill.

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

      The following table summarizes the significant components of the Company's deferred tax assets:

                                                                      2005         2004
                                                                  -----------   -----------
      Gross deferred tax assets (non-capital loss carryforward)   $ 6,830,000   $ 4,365,000
      Valuation allowance for deferred tax asset                   (6,830,000)   (4,365,000)
                                                                  -----------   -----------
                                                                  $        --   $        --
                                                                  ===========   ===========

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note D - Income Taxes (Continued)

      Income Taxes

      No provision for income taxes has been provided in these consolidated financial statements due to the net loss. At December 31, 2005, the Company has net operating loss carryforwards, which expire commencing in 2022, totaling approximately $19,899,548 the benefit of which has not been recorded in the financial statements due to the future uncertainty of the generation of earnings by the Company.

Note E - Non-Cash Transactions and Supplemental Information

      Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

      On July 1, 2005, TPG acquired the operating assets of Triton Petroleum, LLC ("Triton"). Triton is operated as a division of TPG. On the Payment Date, which shall be the one year anniversary of the effectiveness of the Agreement, that being July 1, 2006, , the Registrant shall pay to the Sellers the Purchase Price equal to three and one half (3.5) times the net earnings of the assets and operations formerly owned by Triton. The Purchase Price is to be paid as: (a) twenty-five percent (25%) in cash on the payment date, and (b) with the balance of seventy-five percent, payable over the following two years, in cash and stock, as agreed to by the parties. In addition, current loans to Triton, totaling approximately three hundred thousand dollars ($300,000), due and owing to the members of Triton, shall be paid over the twelve months from the Closing date to the Payment Date. It is anticipated that the total purchase price will be approximately $300,000, plus the net book value of the assets acquired in the amount of $230,625, at the time of payment, July 1, 2006. The assets purchased include the right to the name, Triton Petroleum, all operations and assets, including any leases, or sub-leases.

      Triton purchases used oil from various consolidators of used petroleum such as gear oil, machine oils, etc. that have never been burnt before. It then transports the un-combusted, but unrefined oils back to its reclamation facility in Detroit, Michigan, for refining. After a very detailed reclamation process, all impurities and contaminants are extrapolated out of the oil, through Triton's centrifuge operation, thus leaving it with a renewable petroleum base oil. This base oil can be blended with new crude and other chemical components and bottled in our Bedford Park, Illinois facility. Using the renewable oils from Triton Petroleum will drastically reduce American Petroleum Products Company's
      (APPC) cost of base oil by 35%, and management feels that the acquisition of the assets of Triton petroleum, making APPC its only customer, will be an advantage with respect to earnings.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note E - Non-Cash Transactions and Supplemental Information(Continued)

      The results of operations from July 1, 2005 are included in the consolidated financial statements. Such operations have been minimal, with no sales being recorded during the period. Plant acquired has been reported as idle plant on the accompanying consolidated balance sheet.

      A condensed balance sheet of the net assets acquired, as of the acquisition date, is as follows:

      Current assets                                                    $ 11,380
      Idle plant                                                         152,239
      Other assets                                                        10,000
      Goodwill                                                           312,807
                                                                        --------
                                                                        $486,426
                                                                        ========

      Notes payable                                                     $356,432
      Advances from TPG                                                   62,591
      Other current liabilities                                           67,403
                                                                        --------
                                                                        $486,426
                                                                        ========

      Because the plant has been significantly idle since acquisition, no pro forma or prior period financial statements have been included.

      Because the Company has not been able to operate the assets acquired and is unable to demonstrate the ability to do so, goodwill has been recorded as impaired during the year ended December 31, 2005.

      In 2006, the Company recorded a termination expense with respect to the termination of its former President and has issued 200,000 common shares at $2.35 per share to satisfy the total liability which includes the termination expense, unpaid management fees and unpaid advances to the Company (see Note I).

      During 2004, the Company entered into a business combination and acquired certain operating assets of APPC in exchange for Company stock (see Note
      F).

      During 2005, the Company authorized an exchange of its preferred stock outstanding (3,677,500 shares) for 1,838,750 shares of common stock.

      Interest in the amount of $1,304 was paid during the year ended December 31, 2005.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note F - Business Combinations

      Business Acquisition Cancelled

      On April 1, 2003, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Pascal Energy, Inc., a Canadian corporation, by the issuance of 273,750 common shares post split, restricted under Rule 144 of the Securities and Exchange Act and at a later date, issue an additional 273,750 common shares post split, restricted under Rule 144 of Securities and Exchange Act, subject to the Company paying not less than $1,000,000 in accumulated dividends to its shareholders of record. Pascal Energy, Inc.'s business is to provide servicing for the oil and gas industry.

      The Company has determined that the transaction cannot be completed due to the inability to complete a comprehensive due diligence. Therefore, the shares previously outstanding were returned to the treasury of the Company on February 25, 2004.

      "TSG" Acquisition

      On October 9, 2003, the Company acquired an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation ("Tri-State"), GMG Partners LLC, an Illinois Limited Liability Company ("GMG"), and SASCO Springfield Auto Supply Company, a Delaware Corporation ("SASCO"). Tri-State, GMG and SASCO are collectively referred to herein as "TSG." Upon exercise of the option, the Company was to pay $3,000,000 and assume certain liabilities, not exceeding $700,000. TSG is involved in the automotive after market. During the first quarter of 2004, the Company elected not to continue to pursue this acquisition. The contractual amount of the option was never fully paid, however, amounts advanced for the option purchase and associated acquisition expenses resulted in an $185,000 charge to operations for the year ended December 31, 2003 and $10,000 for the year ended December 31, 2004. There have been no further dealings, discussions or transactions occurred related to this matter.

      Motor Parts Waterhouse, Inc.

      The Company issued 500,000 shares post split of common stock for an option to acquire all the outstanding stock of Motor Parts Warehouse, Inc. ("MPW"), of St. Louis, Missouri. In order to exercise the option, the Company must issue an additional 500,000 shares post split of common stock to the shareholders of MPW and pay $2,200,000. This MPW option cannot be exercised until after the refinancing of the TSG debt of approximately $3,000,000. MPW is also an auto parts distributor. As a result of the financing not being completed, the Company elected not to continue to pursue this acquisition. There have been no further dealings, discussions or transactions occurred related to this matter.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note F - Business Combinations (Continued)

      Oilmatic Systems, LLC

      On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/Oilmatic International, Inc., for shares of common stock of the Registrant. It was anticipated that the transaction would close after the end of the first fiscal quarter of 2005. While there was no assurance the transaction would close, the Company was confident that the parties will execute definitive agreements as scheduled. Effective May 20, 2005, Management of the Registrant no longer felt that the mutual goals of both parties were attainable and therefore the proposed transaction with Oilmatic was cancelled between the parties. There have been no further dealings, discussions or transactions occurred related to this matter.

      Oilmatic Systems, LLC was advanced interest free a total of $300,000 by the Company. The Letter of Intent stated that in the event that the proposed transaction did not close, the money advanced was to be considered an interest free loan to Oilmatic, and repaid nine-months after being advanced. No provision for interest accrual has been made. We have made repeated demands for the re-payment of the loan. To date, we have not been able to collect the money due, however, management believes the advance will ultimately be collected.

      American Petroleum Products Company

      On October 9, 2003, the Company also entered into a Stock Purchase Agreement ("Alliance Agreement") with Alliance Petroleum Products Company, now known as American Petroleum Products Company ("Alliance"), an Illinois Corporation, and a Rider to the Alliance Agreement ("Rider"). Alliance is in the business of blending and bottling motor oil and anti-freeze. Under the Alliance Agreement, the Company issued 1,250,000 shares of post split common stock for 100% of the issued and outstanding shares of the common stock of American (757,864 common shares). An additional 1,250,000 shares of post split common stock of the Company was issued to Worldlink International Network, Inc. In addition, under the terms of the Rider, the Company was required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance, as a condition of the transaction. This was a material contingency to the transactions and as a result had to be resolved prior to recognition of a business combination. On June 24, 2004 (effective date July 1, 2004) the Company ("Prelude") now known as Triton Petroleum Group, Inc., ("AMPE") and Alliance Petroleum Products Company, entered into an Amendment to the original Alliance Agreement, dated October 9, 2003, whereby all previous conditions and contingencies were deemed to have been completed or waived. Therefore, the Company assumed the operations of the subsidiary. However, after a change of management took place in September 2004, the current management refused to recognize the obligation to pay certain amounts arising from other non Company obligations and third party agreements.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note F - Business Combinations (Continued)

      American Petroleum Products Company (Continued)

      The Company has paid no rent or compensation of any type to the entities that claim to have legal title to the operating assets of APPC. Management has taken the position that since there was no contract or agreement to purchase the assets or for the payment of rentals for these assets, therefore nothing is owed. The consolidated operations for the period since APPC was acquired, contain $90,000 of accrued rent for compensation for use of the facilities. The owner (and former President of the Company and major shareholder) of the entity that owns the real estate is claiming a monthly rental amount of $15,000. The Company has been in discussion with the owner of the real estate and has a tentative agreement that is not yet fully agreed upon. The terms under discussion include the purchase of the real estate for approximately $1,900,000 and $185,000 for additional back-rent and other capital debt claimed by the owner. This is a contingency relating to the business combination that could potentially result in an adjustment of the purchase price of APPC and additional charges to the Company's operations.

      The operations of APPC have been consolidated with the results of TPG since July 1, 2004.

      The aggregate acquisition price was $856,200, which consisted of 1,000,000 of the Company's common stock valued at $0.60 and cash advances outstanding to Company at the time of consummation of the transactions. The value of the stock was determined based on the approximate average market price of the shares on August 11, 2004 (change in control date) and discounted for factors such a limited market for the stock.

      Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

      Current assets                                                  $  516,734
      Property and equipment                                               3,068
      Goodwill arising in the acquisition                                803,615
                                                                      ----------
                                                                      $1,323,417
                                                                      ==========

      Current liabilities                                             $  341,642
      Current maturities of long-term debt                               125,575
      Net assets acquired                                                856,200
                                                                      ----------
                                                                      $1,323,417
                                                                      ==========

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note F - Business Combinations (Continued)

      American Petroleum Products Company (Continued)

      The Company acquired only minimal property, plant and equipment in the transaction; APPC does not have title to these production assets. Additionally, no expense including depreciation has been recognized during the year ended December 31, 2005, and the six months ended December 31, 2004, for compensation for the use of the machinery and equipment to a corporation representing the predecessor operation to APPC and to an entity that owned the real estate. The predecessor company was owned by the former officers of APPC who are also stockholders and directors of the Company; the real estate company is owed by the former president and a major stockholder of the Company; The assets of these entities secure obligations to Harris Bank as a result of certain transactions entered into by the predecessor company, the real estate company or their owners. A security interest had been entered into to as a result of these prior lending activities with appropriate lien filed and personal guarantee of the principals, some who are currently officers of the Company or APPC. Harris Bank has threatened foreclosure if the prior borrowers can not reach terms allowing the bank to forebear the defaults. (See Note K)

      Goodwill (excess of purchase price over net assets acquired) of $803,615 arising in the above described acquisition had been recognized at the time of purchase. Subsequently, management determined that the goodwill value was totally impaired as APPC is operating on a negative cash flow basis and, therefore, the recoverability of the asset is uncertain and was fully written off in December 31, 2004.

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
                                                                    ===========

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note G - Notes Payable to Stockholders

      The Company entered into a stock borrowing arrangement whereby several stockholder/officers of the Company transferred approximately 1,000,000 shares pre-split or 50,000 shares on a post split basis of common stock into an escrow account. The shares were subsequently sold with the proceeds of $500,000 being transferred to the Company. The Company was obligated to return the shares to the original holders by April 2005. This obligation was subsequently extended.

      The shares were returned on December 30, 2005. 50,000 post-reverse split shares were issued with a value of $7,500 ($0.15 per share)

      The Company entered into a transaction with Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005, whereby the Company entered into a Convertible debenture for a total amount of $500,000 at 7% interest. The Note is convertible into 588,235 shares of common stock at a conversion price of $0.85 per share, at the option of the Lender. At the same time, the Company entered into with Cornell Capital Partners LP a total Standby Equity Distribution Agreement for up to $10,000,000 equity line. Upon the completion of a financing currently under negotiation with a private equity group (See Note B), the Company can fund our agreed upon resolution and repay the obligations to Cornell Capital Partners LP and Highgate House Funds, Ltd. However, if such new financing fails, the Company will be unable to complete our settlement agreement with Cornell Capital Partners LP and Highgate House Funds, Ltd. In such a case, the Company has been informed that Cornell Capital Partners LP and Highgate House Funds, Ltd. will institute litigation to foreclose on the security issued to them and to seek full payment with interest and penalties. Such litigation would be significant and materially affect the Company.

Note H - Related Party Transactions

      Payroll Services

      The Company had its payroll processed though a "professional employer organization" owned by a publicly traded corporation that has common shareholders, directors and officers. This company processed $801,225 of payroll, taxes and benefits, along with an administration fee of $49,350. Included in accounts payable at December 31, 2005 and 2004 is a balance due for these services of $38,214 and $113,858, respectively.

      Expense Reimbursements

      The Company reimburses Company officer/directors for travel, office and other expenses. In addition, certain officers make temporary advances. Accounts Payable includes $8,879 and $14,987 of advances of these types for the years ended December 31, 2005 and 2004.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note H - Related Party Transactions (Continued)

      Due Alpha Advisors

      A professional services agreement dated October 9, 2003 was entered into with Alpha Advisors, LLC for a term of one year and renewable for an additional year. Alpha Advisors LLC is an entity owned by stockholders/directors/officers of the Company. The fee for these services was the issuance of 50,000 shares of post split common stock of the Company upon execution of the agreements, $25,000 due at signing of the Tri-State Stores and American Petroleum Group, Inc. agreements and $6,000 payable on the first of each month thereafter. In addition, a finder's fee of 10% of any new financing was to be paid on funds being committed. Accounts Payable includes $31,000 of such amounts due as of December 31, 2004. The Company and Alpha are currently in the process of converting the debt into equity based upon a discount of 80% from the market price.

      Operating Assets

      The operations of APPC are performed in a plant owned by the former President and current shareholder of the Company. The Company does not have a lease and is presently not paying rent for this property due to a dispute with the former President (see Notes F and L).

Note I - Related Party Loans Payable to Officers/Stockholders

                                             Interest      2005        2004
                                  Warrants     Rate       Amount      Amount
                                  --------   --------   ----------   --------
      Richard Carter               150,000      8%      $  148,500   $  6,000
      Ronald Shapps                250,000      8%         350,000    200,000
      Michael Cahr                 100,000      8%         100,000    100,000
      Michael S. Krome                  --      8%          20,000         --
      James W. Zimbler                  --      7%           6,000         --
      Warren Field                  50,000      8%          50,000     50,000
      Keystone Nittany Ventures         --      8%         177,585    113,354
      Malibu Management Company     16,000      8%          16,000     16,000
      Jeff Neiman                   50,000      8%          50,000         --
      John Neistrom                 20,000      8%          20,000         --
      Ronald Ruble                  30,000      8%          30,000         --
      APPC Finance Network              --      8%         184,000     35,000
                                   -------              ----------   --------
        Total                      666,000              $1,152,085   $520,354
                                   =======              ==========   ========

      These warrants are exercisable at $0.01 per common share.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note I - Related Party Loans Payable to Officers/Stockholders (Continued)

      New Century Capital Consultants, Inc.-Note Payable

      The Company on March 16, 2004 entered into a convertible unsecured revolving promissory note agreement with New Century Capital Consultants, Inc. The lender is a stockholder in the Company via compensation it received (see Note H). The agreement allows for borrowings up to $500,000 of which $50,000 has been advanced currently. Interest accrues at the rate of 9% per annum payable along with the any outstanding principle balance on March 16, 2005, unless the note is in default. The lender may convert the principal amount and any accrued interest into common stock of the Company based upon a formula equal to 40% below the closing bid price of the stock starting after six months from execution of this agreement (150,000 shares at December 31, 2005). Additionally, on a one time basis the lender upon written demand after the six months can require the Company to prepare and file a registration statement under the Securities and Exchange Act of 1933 for an offering of up to 1,000,000 shares. Also, the agreement allows for "piggyback registration" rights in that the Company must notify the lender and allow the lender to register its shares if the companies file such a registration statement. The agreement contains events of default such as bankruptcy, insolvency, defaults or rendering of judgments on indebtedness in excess of $75,000 on from any other lender. Additionally, the agreement contains certain covenants as prohibition of payment of dividends, retirements or redemptions of capital stock, or the transfer of material assets of the Company. Upon these acts of defaults, the entire amount of principal and interest is immediately due, and interest accrues at a rate of 15% per annum.

      On October 18, 2004, the Company received notice from the lender that, in its opinion, the Company was in default on the arrangement as a result of distributions to classes of equity holders and possibly transfer of material assets. The lender has made assertions about misappropriation of corporate funds. Management of the Company finds these assertions as unfounded and the Company is in compliance with the terms of the agreement. Discussions regarding the resolution are continuing.

      Keystone Nittany Ventures, Malibu Management Company and APPC Financial Network

      Keystone Nittany Ventures, Inc. (Keystone) and Malibu Management Company (Malibu) are corporations owned by the President of the Company who is also a director and a major shareholder. APPC Financial Network ("AFN") is a corporation owned by a Vice President of the Company who is also a director and shareholder. Keystone, Malibu and AFN have from time-to-time made advances to the Company. The loans are unsecured due on demand and call for interest of 8% per annum.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note I - Related Party Loans Payable to Officers/Stockholders (Continued)

      Former President

      In 2004, the $142,915 recorded by the Company represents the estimated fair value of the liability of the amount assumed at the time of purchase of APPC. It appears that the liability represents funds advanced for working capital. The $90,000 recorded by the Company in 2005 represents rent payable to the former president. The obligations are unsecured, have no terms for repayment, and are non-interest bearing. As a result of other contingencies related to the purchase of AAPC, the final settled amount of these liabilities could be significantly different from the present recorded amounts.

      Other Stockholders

      Warren Field, Rick Carter, Michael Cahr and Ron Shapps are related to the Company by virtue of being stockholders. The loans payable are unsecured, due on demand, and accrue interest of 8% per annum. Certain notes have provisions including warrants to purchase additional common shares at $.01 per share.

Note J - Other Notes Payable

      The Company is indebted to outside parties as of December 31, 2005 as follows:

      7.06% note payable to bank in monthly
        installments of $1,798, unsecured and
        in default due to non-payment                                    $59,718

      15% note payable to bank, due on
        demand, unsecured                                                    491

      7.95% note payable, unsecured                                        2,735

      12.15% note payable, unsecured                                      14,223
                                                                         -------
                                                                         $77,167
                                                                         =======

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note K - Stockholders' Equity

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

      In conjunction with the change of control of the Company on August 11, 2004, 649,375 shares post split of common and 2,527,500 shares of preferred stock were issued to newly elected officers of the Company. The Company recognized the issuance as compensation expense of $1,516,500 for the year ended December 31, 2004. The value was based upon the closing price of the stock as quoted on the "electronic bulletin board market" on August 11, 2004. Series A Preferred Stock is convertible at a ratio of one share of Series A Preferred Stock to .5 shares of common stock. In addition, the Company entered into certain compensation agreements with these newly elected officers (see Note I).

      The Company in connection with its compensation agreement with its Chairman of the Board of Directors issued 75,000 shares of common stock, and 150,000 shares of Series A preferred stock, to Ronald Shapss as part of his compensation for accepting the position in, January 2005. The Company thereafter issued 500,000 shares of common stock, and 1,000,000 shares of Series A preferred stock, to Ronald Shapss as part of his compensation for accepting the position of Chairman of the Board of Directors, on February 15, 2005.

      On September 22, 2005, the Company issued common stock shares to various employees, Officers and/or Directors, of the Company and others. The shares were issued to the stockholders for the repayment of certain debt, payment for services rendered and compensation for employees and consultants, as follows:

                                                                   Shares Issued
                                                                   -------------
      James W. Zimbler                                                500,000
      Ronald Shapss                                                   500,000
      Richard Carter                                                  500,000
      Elliot Cole                                                      75,000
      Michael S. Krome                                                150,000
      Alpha Advisors, LLC                                             113,750
      George Campbell                                                 250,000
      James Carroll                                                   150,000

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note K - Stockholders' Equity (Continued)

        Rose Tarasiuk                                                     50,000
        Jeff Neiman                                                       50,000
        Michael Cahr                                                     100,000

Note L - Commitments and Contingencies

      Compensation Agreements

      In August 2004, the Company entered into a compensation agreement with Mr. William Bossung for the position of Vice President of Corporate Finance and a Director of the Company through December 2005 with a one year renewal.

      Compensation included fees of $100,000 per annum and the issuance of common and preferred stock. The agreement was terminated by mutual agreement on August 1, 2005

      In August 2004, the Company entered into a compensation agreement with Mr. Rick Carter for the position of Vice President through December 2005 with a one year renewal. Compensation included fees of $80,000 per annum and the issuance of common and preferred stock. The agreement was terminated by mutual agreement on June 24, 2005

      In August 2004, the Company entered into a compensation agreement with Mr. James W. Zimbler for the position of President and a Director of the Company through December 2005 with a one year renewal. Compensation included fees of $144,000 per annum and the issuance of common and preferred stock. The agreement was terminated by mutual agreement on August 1, 2005 and Mr. Zimbler continued to provide consulting services to the Company

      Effective January 1, 2005, the Company entered into a compensation agreement with Ronald Shapps for the position of Chairman of the Board of Directors through December 31, 2005 with a one year renewal. Compensation included fees of $144,000 and the issuance of common and preferred stock.

      During 2005, certain stockholders were issued warrants in conjunction with the issuance of promissory notes, see Note I.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note L - Commitments and Contingencies (Continued)

      Harris Bank

      In conjunction with the Harris Bank attempting to collect their debt against certain parties as indicated above in Note F, the bank is requesting that the Company become a party to any forbearance as to collection of the debt, such as becoming a guarantor or buying life insurance for the original makers of the debt. The basis of their claims is that the Company is using facilities that secure the original borrowings. It is the opinion of management and counsel of the Company that there is no basis for claims or commitments since neither APPC nor TPG was not a borrower or a guarantor of the debt (management of APPC are guarantors of the original debt based on their role as former shareholders/officers of APPC before its acquisition by the Company). The Company entered into negotiations with the bank and believes that it has reached a tentative agreement to purchase the assets from the bank for a total payment of $1,100,000 with payments amortized over 20 years, and a five year payout schedule at an interest rate of 6%. The Company is attempting to secure financing to purchase the operating assets being utilized in the operations at fair value.

      Compensation for Utilizing Operating Assets

      As indicated in Note H, no rent or compensation of any type has been paid to the entities that claim to have legal title to the operating assets of APPC. Management has taken the position that since there was no contract or agreement to purchase the assets or for the payment of rentals for these assets, therefore nothing is owed. The consolidated operations for the period since APPC was acquired do not contain any provision for compensation for use of the facilities. The owner (and former President of the Company and major shareholder) of the entity that owns the real estate is claiming a monthly rental amount of $15,000. The Company has been in discussion with the owner of the real estate and has a tentative agreement that is not yet fully agreed upon. The terms under discussion include the purchase of the real estate for approximately $1,900,000 and $275,000 for back-rent and other capital debt claimed by the owner. This is a contingency relating to the business combination that could potentially result in a material adjustment of the purchase price of APPC and additional charges to the Company's operations.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note L - Commitments and Contingencies (Continued)

      Amendment of American Petroleum Products Company Agreement

      On June 24, 2004 (effective date July 1, 2004) the Company ("TPG") and Alliance Petroleum Products Company, entered into an Amendment to the original Alliance Agreement, dated October 9, 2003, whereby all previous conditions and contingencies were deemed to have been completed or waived. Therefore, the Company assumed the operations of the subsidiary. However, after a change of management took place in September 2004, the current management refused to recognize the obligation to pay certain amounts arising from other non Company obligations and third party agreements.

      Mining Lease

      By a lease letter agreement effective March 9, 2001, and amended March 4, 2002 and September 4, 2002, the Company was granted the exclusive right to explore, develop and mine the Medicine Project property located in Elko County of the State of Nevada. The term of the lease was for 20 years, with automatic extensions so long as the conditions of the lease are met. During the year ended December 31, 2003, management of the Company terminated the mining lease. As the Company terminated the lease, it was required to pay all federal and state mining claim maintenance fees for the current year. The Company is required to perform reclamation work on the property as required by federal state and local law for disturbances resulting from the Company's activities on the property. In the opinion of management, there will be no continuing liability.

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

      Operating Leases

      The Company leases its Triton plant facility and certain equipment with various base monthly rental amounts. The facility lease expires in 2008 and the equipment leases expire in 2008 and 2011. Lease expense under the agreements totaled $53,190 for the year ended December 31,2005.

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note L - Commitments and Contingencies (Continued)

      Operating Leases (Continued)

      Minimum lease payments on these leases by year, and in aggregate at December 31, 2005, are as follows:

      Year ending December 31,
      ------------------------
                2006                                                    $ 76,572
                2007                                                      76,572
                2008                                                      56,572
                2009                                                      22,056
                2010                                                      22,056
                2011                                                      11,866
                                                                        --------
                                                                        $265,694
                                                                        ========

      Cornell Capital Partners LP and Highgate House Funds, Ltd.

      The Company is currently in default of its obligations with respect to Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005. The Company and Cornell Capital Partners LP and Highgate House Funds, Ltd. have reached a payment arrangement, contingent on the completion of a financing agreement currently under negotiation with another outside investor group. However, if such new financing fails, the Company would be unable to complete the settlement agreement with Cornell Capital Partners LP and Highgate House Funds, Ltd. (see Note G).

Note M- Quarterly Unaudited Financial Information

      Quarterly unaudited financial information for the fiscal years ended December 31, 2005 and December 31, 2004 was as follows:

                                                                                                  Fiscal
                                             March          June      September     December       Year
                                          -----------   -----------   ---------   -----------   -----------
      2005
      Net sales                           $   384,901   $   380,147   $ 537,692   $   662,590   $ 1,965,330
      Gross profit                            104,306       115,629     321,253       (29,284)      511,904
      Operating loss                       (3,841,032)   (1,115,352)   (591,141)   (1,836,917)   (7,384,442)
      Net loss                             (3,846,043)   (1,140,014)   (599,629)   (1,756,524)   (7,342,210)
      Net loss per share
        Basic, as previously reported           (0.71)        (0.11)      (0.05)           --         (0.62)
        Basic, as restated                      (0.77)        (0.11)      (0.04)       (0.001)        (0.62)
        Diluted, as previously reported            --            --          --            --            --
        Diluted, as restated                    (0.66)        (0.10)      (0.04)        (0.09)        (0.55)

TRITON PETROLEUM GROUP, INC. AND SUBSIDIARY

December 31, 2005
(See Independent Auditors' Report)

Note M- Quarterly Unaudited Financial Information (Continued)

                                                                                 Fiscal
                             March       June      September      December        Year
                           --------   ---------   -----------   -----------   -----------
      2004
      Net sales            $     --   $      --   $   345,515   $   511,657   $   857,172
      Gross profit               --          --       128,707        (4,257)      124,450
      Operating loss        (49,825)   (101,372)   (1,679,253)     (506,425)   (2,336,875)
      Net loss              (49,825)   (102,347)   (1,681,753)   (1,341,533)   (3,175,458)
      Net loss per share
        Basic                (0.066)     (0.004)        (0.59)           --         (1.62)
        Diluted              (0.066)     (0.004)        (0.59)           --         (1.62)

      Loss per share as previously reported was in error due to incorrectly weighting of share issued.