Form 10QSB
period 2006-03-31
Triton Petroleum Group Inc
filed 2006-12-04
CIK 1138593

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-49950

TRITON PETROLEUM GROUP, INC.

(Name of Small Business Issuer in its Charter)

Nevada	98-0232018
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Garrison Lane, Garrison, NY	10524
(Address of principal executive offices)	(Zip Code)

(845) 424-4100
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]        No  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]        No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 30, 2006

Common Voting Stock: 17,803,500 shares

Transitional Small Business Disclosure Format (check one):    Yes [  ]        No  [X]

Triton Petroleum Group, Inc.

Condensed Consolidated Balance Sheets

March 31, 2006

(Unaudited)

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$ -	$ -
Trade accounts receivable, net of allowance of $22,700
for doubtful accounts	368,094	324,403
Advances to others	303,010	28,579
Prepaid assets	10,157	304,200
Inventory	371,615	527,500
Total Current Assets	1,052,876	1,184,682

Equipment
Equipment	6,068	6,068
Less accumulated depreciation	(4,523)	4,023
	1,545	2,045
Other Assets
Idle plant, net of accumulated depreciation of $7,720	147,770	147,770
Other	24,700	24,700
Total Assets	$ 1,226,891	$ 1,359,197

Triton Petroleum Group, Inc.

Condensed Consolidated Balance Sheets (Continued)

March 31, 2006

(Unaudited)

	(Unaudited)
	March 31,	December 31,
	2006	2005
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Book overdraft	$ 126,846	$ 97,712
Trade accounts payable	1,182,315	1,122,234
Accrued interest	187,403	149,213
Accrued expenses	202,525	83,967
Advances from former president of subsidiary	232,915	232,915
Convertible notes payable	550,000	550,000
Notes payable – bank and others	70,335	77,167
Notes payable – Triton purchase	300,000	300,000
Loans payable to officers/stockholders	1,138,085	1,152,085
Total Current Liabilities	3,990,424	3,765,293
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock; 5,000,000 shares authorized	-	-
Common stock, $.0001, par value; 100,000,000 shares authorized; 17,803,500 shares issued and outstanding	17,804	17,804
Additional paid-in capital	17,755,928	17,755,928
Retained (deficit)	(20,537,265)	(20,537,265)
Total Stockholders’ Equity (Deficit)	(2,763,533)	(2,406,096)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,226,891	$ 1,359,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triton Petroleum Group, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2006	2005
Net sales	$686,845	$384,901
Cost of goods sold	481,478	380,595
Gross Profit	205,367	104,306

Selling General and Administrative Expenses	524,615	1,162,838

Loss Before Other Income (Expense)	(319,248)	(1,058,532)

Other Income (Expense)
Interest expense	(38,189)	(10,417)
Financing expense	-	(2,782,500)
Other income	-	5,406
Total Other Income (Expense)	(38,189)	(2,787,511)

Net Loss	$(357,437)	$(3,846,043)

Loss per share	$(0.02)	$(0.71)

Weighted average number of shares outstanding	17,803,500	5,401,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triton Petroleum Group, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	(Unaudited)	(Unaudited)
	March 31,	March 31,
	2006	2005

Net cash flows from operating activities	$20,832	$(658,073)

Cash flows from financing activities:

Issuance of common stock	-	1,008
Increase in additional paid-in capital	-	424,823
Issuance of preferred stock	-	11,500
Proceeds from loans payable	-	359,646
Repayment of loans payable to officers/stockholders	(14,000)	-
Repayment of notes payable, banks and others	(6,832)	-

Net cash provided (used) by financing activities	(20,832)	796,977

Increase in Cash and Cash Equivalents	-	138,904

Cash beginning of period	-	801

Cash end of period	$-	$139,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

Triton Petroleum Group, Inc.

Notes to the Condensed Consolidated Financial Statements

For the Three Month Period Ended March 31, 2006

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at March 31, 2006, current liabilities exceed current assets by approximately $2,937,000 and total liabilities exceed total assets by approximately $2,764,000.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plan in regard to the going concern issues it to raise additional capital through new debt and equity financing in conjunction with future acquisitions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

The Company’s operating subsidiary, APPC Oil Company, Inc., increased its sales by 78% from the first quarter of 2005 to the first quarter of 2006.  The increase was primarily attributable to management’s determination to apply available cash flow to the purchase of inventory, to enable APPC Oil to meet the demand for its products.  With the increase in sales came an increase in gross margin from 27% to 30%, primarily due to the allocation of factory expenses over a larger sales volume.

Despite the increase in revenue, the level of operations of APPC Oil remains insufficient to sustain the Company.  Selling, general and administrative expenses of $524,615 in the first quarter of 2006 dwarfed the Company’s gross profit of $205,367, resulting in an operating loss of $319,248.  The level of administrative expense in the quarter was disproportionate to the level of revenue, as the Company accumulated management and facilities in anticipation of growth.  Due to lack of funds, growth has been limited, resulting in excess overhead.  The Company began to reduce its overhead level in the second quarter of 2006, after a change in management.

Selling, general and administrative expense during the first quarter of 2005 was $1,162,838, more than twice the level of the first quarter of 2006.  The primary reason for the disparity was the fact that the Company recognized a large bad debt expense in the beginning of 2005.

The demand for the products of APPC Oil Company is strong.  And the company has the factory capacity to meet the demand.  The hindrance to successful operations is the company’s lack of funds.  In order to satisfy orders for its petroleum products, APPC Oil must purchase raw materials, primarily oil and additives.  In general, the time gap between the company’s investment in raw materials and payment for the finished product is several months.  Without cash resources, APPC Oil can only maintain a limited level of inventory.  As a result, it is able to accept and service only a small portion of the potential orders for its products.

Interest expense increased from $10,417 in the first quarter of 2005 to $38,189 in the first quarter of 2006.  The reason for the increase was the financing completed by the Company at the end of the first quarter of 2005.

The Company recorded a net loss of $357,437 for the first quarter of 2006.  In the first quarter of 2005 the net loss had been $3,846,043, due to the factors mentioned above and the fact that the Company incurred a financing expense of $2,872,500 in connection with the sale of convertible debentures in the first quarter of 2005.  The Company will continue to incur losses until it can finance operations at a level proportionate to the Company’s overhead.

Liquidity and Capital Resources

The Company’s operations generated $20,832 in cash during the first quarter of 2006.  The positive cash flow from operations was achieved by reducing the Company’s inventory of raw materials by $155,885.  The positive result, then, was achieved at the expense of future revenues, which are directly dependent on the availability to APPC Oil of raw materials inventory.

During the same period that operations produced $20,832 in cash, the interest accrual on our balance sheet as a result of the Company’s debt load increased by $38,190.  In addition, the Company paid nothing on account of any of its $2,418,181 in debt.  Because of the Company’s inability to meet the requirements of its debts, the Company’s independent auditor, in its report on the Company’s 2005 financial statements, expressed substantial doubt as to the ability of the Company to continue as a going concern.

Because APPC Oil is unable to service its debts and fund operations, in August 2006 it petitioned for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The action is pending in the U.S. Bankruptcy Court for the Southern District of New York, Poughkeepsie Division.  At present it is not possible to determine whether APPC Oil can be successfully reorganized into a viable company.  Since it is the only revenue-producing subsidiary of Triton Petroleum, the survival of Triton Petroleum will depend on a successful reorganization of APPC Oil.

Triton Petroleum lacks sufficient resources to sustain operations for the next twelve months.  Management hopes that the APPC Oil bankruptcy proceeding will enable the Company to attract investors, who can provide the Company a “fresh start.”  To date, however, no significant financing commitment has been achieved.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Triton Petroleum in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Triton Petroleum is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Triton Petroleum’s system of disclosure controls and procedures was effective as of March 31, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Triton Petroleum’s first fiscal quarter that has materially affected or is reasonably likely to materially affect Triton Petroleum’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

TRITON PETROLEUM GROUP, INC.

Date: November 30, 2006

By: /s/ Michael Margolies

-----------------------------------

Michael Margolies, Chief Executive Officer

and Chief Financial Officer

9