Form 10QSB
period 2006-06-30
Triton Petroleum Group Inc
filed 2006-12-04
CIK 1138593

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2006

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

Triton Petroleum Group, Inc.

Interim Balance Sheets

June 30, 2006

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$-	$-
Trade accounts receivable, net of allowance of $22,700
for doubtful accounts	452,857	324,403
Prepaid assets	4,686	28,579
Advances to others	302,300	304,200
Inventory	507,594	527,500
Total Current Assets	1,267,437	1,184,682

Equipment
Equipment	6,068	6,068
Less accumulated depreciation	5,029	4,023
	1,039	2,045

Idle Property	147,770	147,770
Other	24,700	24,700

Total Assets	$1,440,946	$1,359,197

The accompanying notes are an integral part of these consolidated financial statements.

Triton Petroleum Group, Inc.

Interim Balance Sheets (Continued)

June 30, 2006

	(Unaudited)
	June 30,	December 31,
	2006	2005
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Book overdraft	$245,800	$97,712
Trade accounts payable	1,365,731	1,122,234
Accrued interest	221,618	149,213
Advances from former president of subsidiary	232,915	232,915
Convertible notes payable	550,000	550,000
Accrued expenses	248,228	83,967
Notes payable – bank and others	19,428	77,167
Notes payable – Triton purchase	300,000	300,000
Loans payable to officers/stockholders	1,309,880	1,152,085
Total Current Liabilities	4,493,600	3,765,293

Commitments and Contingencies (Notes B, F, G, I and K)

Stockholders’ Equity (Deficit)
		-
Common stock, $.001, par value; 100,000,000 shares authorized; 17,803,500 shares issued and outstanding	17,804	17,804
Additional paid-in capital	17,755,928	17,755,928
Retained (deficit)	(20,826,386)	(20,179,828)
Total Stockholders’ Equity (Deficit)	(3,052,654)	(2,406,096)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,440,946	$1,359,197

The accompanying notes are an integral part of these consolidated financial statements.

Triton Petroleum Group, Inc.

Interim Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited	(Unaudited)
	2006	2005	2006	2005
Net sales	$686,722	$380,147	$1,373,567	$765,048
Cost of goods sold	610,766	264,518	1,092,244	545,113
Gross Profit	75,956	115,629	281,323	219,935

Selling General and Administrative Expenses	394,992	1,230,981	915,800	5,176,319

Loss Before Other Items	(319,036)	(1,115,352)	(634,477)	(4,956,384)

Other Income (Expense)
Interest expense	(37,064)	(25,412)	(75,253)	(35,829)
Other income	63,172	750	63,172	6,156
Total Other Income (Expense)	26,108	(24,662)	(12,081)	(29,673)
Net Loss	$(292,928)	$(1,140,014)	$(646,558)	$(4,986,057)
Loss per share	0.02	0.11	0.04	0.48
Weighted average number of shares outstanding	17,803,500	10,442,500	17,803,500	10,442,500

The accompanying notes are an integral part of these consolidated financial statements.

Triton Petroleum Group, Inc.

Interim Statements of Cash Flows

Six Month Periods Ended June 30, 2006 and 2005

	(Unaudited)	(Unaudied)
	June 30,	June 30,
	2006	2005

Net cash flows used in operating activities	(100,058)	(3,781,751)

Cash flows from financing activities:
Issuance of common stock	-	8,527
Increase in additional paid-in capital	-	2,762,717
Issuance of preferred stock	-	(25,275)
Repayment of notes payable	(57,737)	-
Proceeds from loans payable	157,795	1,034,981

Net cash provided by financing activities	100,058	3,780,950

Increase (Decrease in Cash and Cash Equivalents	-	(801)

Cash and cash equivalents, beginning of period	-	801
Cash and cash equivalents, end of period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Triton Petroleum Group, Inc.

Notes to the Consolidated Financial Statements

For the Six Month Period Ended June 30, 2006

(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring operating deficits in the past few years and accumulated large deficits.  This raises substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at June 30, 2006, current liabilities exceed current assets by approximately $3,226,000 and total liabilities exceed total assets by approximately $3,053,000.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plan in regard to the going concern issues is to raise additional capital through new debt and equity financing in conjunction with future acquisitions

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

The Company’s operating subsidiary, APPC Oil Company, Inc., increased its sales by 80% from the first half of 2005 to the first half of 2006.  The increase was primarily attributable to management’s determination to apply available cash flow to the purchase of inventory, to enable APPC Oil to meet the demand for its products.  Despite the increase in sales, gross margin fell from 29% in the first six months of 2005 to 20% in the first six months of 2006.  The primary reason for the decline was management’s decision to write-off $75,000 of obsolete inventory in the second quarter of 2006.

Despite the increase in revenue, the level of operations of APPC Oil remains insufficient to sustain the Company.  Selling, general and administrative expenses of $915,800 in the first six months of 2006 dwarfed the Company’s gross profit of $281,323, resulting in an operating loss of $634,477.  The level of administrative expense in the half was disproportionate to the level of revenue, as the Company previously accumulated management and facilities in anticipation of growth.  Due to lack of funds, growth has been limited, resulting in excess overhead.  The Company began to reduce its overhead level in the second quarter of 2006, after a change in management.  Selling, general and administrative expenses in the second quarter of 2006 were $394,992, compared to $524,615 in the first three months of 2006.  Management is continuing to analyze and implement programs to bring expenses into line with revenues.

Selling, general and administrative expense during the first six months of 2005 was $5,176,319, more than five times the level of the first half of 2006.  The two primary reasons for the disparity were (a) the fact that the Company incurred a financing expense of $2,872,500 in connection with the sale of convertible debentures in the first quarter of 2005 and (b) the fact that the Company recognized a large bad debt expense in the first half of 2005.

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

Interest expense increased from $35,829 in the first six months of 2005 to $75,253 in the first six months of 2006.  The reason for the increase was the financing completed by the Company at the end of the first quarter of 2005.  At the same time, the Company recognized “other income” of $63,172 in the second quarter of 2006 by achieving a settlement with a creditor who waived that portion of the Company’s accrued obligation.

The Company recorded a net loss of $646,558 for the six months quarter of 2006.  In the first six months of 2005 the net loss had been $4,986,057, due to the factors mentioned above and.  The Company will continue to incur losses until it can finance operations at a level proportionate to the Company’s overhead.

Liquidity and Capital Resources

The Company’s operations used $100,058 in cash during the first six months of 2006.  The usage was small relative to the net loss incurred primarily because the Company increased its accounts payable and accrued expenses by $392,445.  The trade-off was a stop-gap measure necessitated by the Company’s lack of capital resources.  Our failure to pay our trade creditors in a timely fashion will have adverse effects on our ability to gain favorable terms from those creditors in the future.

During the same period that operations used $100,058 in cash, accrued interest on the Company’s debt load increased by $72,405.  In addition, the Company paid only $57,737 on account of its $2,412,223 in debt.  Because of the Company’s inability to meet the requirements of its debts, the Company’s independent auditor, in its report on the Company’s 2005 financial statements, expressed substantial doubt as to the ability of the Company to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Triton Petroleum in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Triton Petroleum is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that Triton Petroleum’s system of disclosure controls and procedures was effective as of June 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Triton Petroleum’s second fiscal quarter that has materially affected or is reasonably likely to materially affect Triton Petroleum’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

TRITON PETROLEUM GROUP, INC.

Date: November 30, 2006

By: /s/ Michael Margolies

Michael Margolies, Chief Executive Officer

and Chief Financial Officer

9