Form 10QSB
period 2006-09-30
Triton Petroleum Group Inc
filed 2006-12-18
CIK 1138593

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

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

December 18, 2006

Common Voting Stock: 17,803,500 shares

Transitional Small Business Disclosure Format (check one):  Yes [  ]      No [X]

Triton Petroleum Group, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets
Current Assets
Cash	$32,410	$-
Trade accounts receivable, net of allowance of $22,700
for doubtful accounts	229,961	324,403
Advances to others	315,441	304,200
Inventory	336,225	527,500
Prepaid assets	12,245	28,579
Total Current Assets	926,282	1,184,682
Equipment
Equipment	6,068	6,068
Less accumulated depreciation	5,535	4,023
	533	2,045
Idle Property	147,770	147,770
Other	24,700	24,700
Total Assets	$1,099,285	$1,359,197

Liabilities and Stockholders’ Deficiency
Current Liabilities
Book overdraft	$296,581	$97,712
Trade accounts payable	1,517,937	1,122,234
Accrued interest	258,421	149,213
Advances from former president of subsidiary	232,915	232,915
Convertible notes payable	550,000	550,000
Accrued expenses	283,308	83,967
Notes payable – bank and others	58,729	77,167
Notes payable – Triton purchase	300,000	300,000
Loans payable to officers/stockholders	1,255,241	1,152,085
Total Current Liabilities	4,753,132	3,765,293
Stockholders’ Deficiency
Common stock, $.001, par value; 100,000,000 shares authorized; 17,803,500 shares issued and outstanding	17,804	17,804
Additional paid-in capital	17,755,928	17,755,928
Accumulated deficit	(21,427,579)	(20,179,828)
Total Stockholders’ Deficiency	(3,653847)	(2,406,096)
Total Liabilities and Stockholders’ Deficiency	$1,099,285	$1,395,197

The accompanying notes are an integral part of these consolidated financial statements.

Triton Petroleum Group, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2006	2005	2006	2005
Net sales	$627,930	$537,692	$2,001,497	$1,416,432
Cost of goods sold	380,245	216,439	1,472,489	875,797
Gross Profit	247,685	321,253	529,008	540,635

Selling General and Administrative Expenses	809,177	912,394	1,724,977	6,086,612

Loss Before Other Items	(561,492)	(591,141)	(1,195,969)	(5,545,977)

Other Income (Expense)
Interest expense	(35,495)	(31,037)	(110,748)	(66,865)
Other income (expense)	(4,206)	22,549	58,966	27,156
Total Other Income (Expense)	(39,701)	(8,488)	(51,782)	(33,809)
Net Loss	$(601,193)	$(599,629)	$(1,247,751)	$(5,585,686)
Loss per share	(0.03)	(0.05)	(0.07)	(0.92)
Weighted average number of shares outstanding	17,803,500	12,244,258	17,803,500	6,047,347

The accompanying notes are an integral part of these consolidated financial statements.

Triton Petroleum Group, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

	(Unaudited)	(Unaudited)
	September 30,	September 30,
	2006	2005

Net cash flows used in operating activities	$(52,307)	$(1,959,865)

Cash flows from investing activities:
Purchases of property and equipment	-	(152,239)

Net cash used in investing activities	-	(152,239)

Cash flows from financing activities:
Issuance of common stock	-	12,280
Proceeds from additional paid-in capital	-	318,399
Proceeds from conversion of debentures	-	476,000
Repayment of notes payable	(73,078)	-
Proceeds from loans payable	157,795	1,311,779

Net cash provided by financing activities	84,717	2,118,458

Increase (Decrease) in Cash and Cash Equivalents	32,410	6,354

Cash, beginning of period	-	801
Cash, end of period	$32,410	$7,155

The accompanying notes are an integral part of these consolidated financial statements.

Triton Petroleum Group, Inc.

Notes to the Consolidated Financial Statements

For the Nine Month Period Ended September 30, 2006

(Unaudited)

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited  consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring operating losses in the past few years and accumulated large deficits.  This raises substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at September 30, 2006, current liabilities exceed current assets by approximately $3,826,000 and total liabilities exceed total assets by approximately $3,654,000.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plan in regard to the going concern issues it to raise additional capital through new debt and equity financing in conjunction with future acquisitions

DEBTOR-IN-POSSESSION

On August 3, 2006, the Company’s subsidiary, American Petroleum Group, Inc., filed petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court.

On December 5, 2006, the Bankruptcy Court granted the request of American Petroleum Group, Inc. that its petitions for relief under the bankruptcy laws be dismissed, and the bankruptcy proceeding was terminated. The Company’s financial statements, therefore, have been prepared as if the subsidiary were not subject to the jurisdiction of the Bankruptcy Court at September 30, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

The Company’s operating subsidiary, APPC Oil Company, Inc., increased its sales by 41% from the first nine months of 2005 to the first nine months of 2006.  The increase was primarily attributable to management’s determination to apply available cash flow to the purchase of inventory, to enable APPC Oil to meet the demand for its products.  Despite the increase in sales, gross margin fell from 38% in the first nine months of 2005 to 26% in the first nine months of 2006.  One reason for the decline was management’s decision to write-off $75,000 of obsolete inventory in the second quarter of 2006.  In addition, our poor financial condition has reduced our ability to negotiate favorable terms for the purchase of raw materials.

Despite the increase in revenue, the level of operations of APPC Oil remains insufficient to sustain the Company.  Selling, general and administrative expenses of $1,724,977 in the first nine months of 2006 dwarfed the Company’s gross profit of $529,008, resulting in a loss before other items of $1,195,969.  The level of administrative expense in the nine months was disproportionate to the level of revenue, as the Company previously accumulated management and facilities in anticipation of growth.  Due to lack of funds, growth has been limited, resulting in excess overhead.  The Company began to reduce its overhead level in the second quarter of 2006, after a change in management.  Selling, general and administrative expenses in the third quarter of 2006 were $809,177, compared to $912,394 in the third quarter of 2005.  Management is continuing to analyze and implement programs to bring expenses into line with revenues.

Selling, general and administrative expense during the first nine months of 2005 was $6,086,612, over three times the level of the first nine months of 2006.  The two primary reasons for the disparity were (a) the fact that the Company incurred a financing expense of $2,872,500 in connection with the sale of convertible debentures in the first quarter of 2005 and (b) the fact that the Company recognized a large bad debt expense in the first half of 2005.

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

Interest expense increased from $66,865 in the first nine months of 2005 to $110,748 in the first nine months of 2006.  The reason for the increase was the financing completed by the Company at the end of the first quarter of 2005.  At the same time, the Company recognized “other income” of $58,966 in the first nine months of 2006, primarily due to having achieved a settlement with a creditor who waived $63,172 of the Company’s accrued obligation.

The Company recorded a net loss of $1,247,751 for the nine months ended September 30, 2006.  In the first nine months of 2005 the net loss had been $5,585,686, due to the factors mentioned above.  The Company will continue to incur losses until it can finance operations at a level proportionate to the Company’s overhead.

Liquidity and Capital Resources

The Company’s operations used $52,307 in cash during the first nine months of 2006.  The usage was small relative to the net loss incurred primarily because the Company increased its current liabilities by $987,839.  The trade-off was a stop-gap measure necessitated by the Company’s lack of capital resources.  Our failure to pay our trade creditors in a timely fashion will have adverse effects on our ability to gain favorable terms from those creditors in the future.

During the same period that operations used $52,307 in cash, accrued interest on the Company’s debt load increased by $109,208.  In addition, the Company paid only $73,078 on account of its $2,163,970 in debt.  Because of the Company’s inability to meet the requirements of its debts, the Company’s independent auditor, in its report on the Company’s 2005 financial statements, expressed substantial doubt as to the ability of the Company to continue as a going concern.

Because APPC Oil is unable to service its debts and fund operations, in August 2006 it petitioned for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  In December 2006, however, management was able to secure approximately $500,000 in credit from vendors.  Management considers that credit sufficient to enable the company to ramp up operations in the near term and take advantage of the demand for its products.  So on December 5, 2006, at the request of APPC Oil, the Bankruptcy Court terminated the bankruptcy proceeding.

Although the recent vendor credit will improve operations for the next few months, Triton Petroleum lacks sufficient resources to sustain operations for the next twelve months.  Management continues to seek financing resources that can support the expansion of the operations of APPC Oil that is necessary for that subsidiary to operate efficiently.  To date, however, no significant financing commitment has been achieved.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Triton Petroleum in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Triton Petroleum is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that Triton Petroleum’s system of disclosure controls and procedures was effective as of September 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Triton Petroleum’s third fiscal quarter that has materially affected or is reasonably likely to materially affect Triton Petroleum’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

TRITON PETROLEUM GROUP, INC.

Date: December 18, 2006

By: /s/ Michael Margolies

Michael Margolies, Chief Executive Officer

and Chief Financial Officer

8