Form 10KSB
period 2006-12-31
High Velocity Alternative Energy Corp
filed 2008-01-09
CIK 1138593

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 000-49950

HIGH VELOCITY ALTERNATIVE ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	98-0232018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Garrison Inn Lane, Garrison, NY 10524
(Address of Principal executive offices) (Zip Code)

Issuer’s telephone number: (845) 424-4100
_______________

Securities registered under Section 12(b) of the “Exchange Act”
Common Share, Par Value, $.0001
(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year (2006): $2,314,907.

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 13, 2007, was approximately $1,176,260.

The number of shares of Common Stock outstanding, as of November 26, 2007 was: 2,077,360

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

1

HIGH VELOCITY ALTERNATIVE ENERGY CORP.
and SUBSIDIARIES
ANNUAL REPORT ON FORM 10-KSB

For Fiscal Year Ended December 31, 2006

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Part I

Item 1.	Description of Business

FORWARD LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-KSB (“Form 10-KSB”) contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements.  We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements for 2006 and beyond to differ materially from those expressed in, or implied by, any of these statements.  You should not place undue reliance on any forward-looking statements.  Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

OVERVIEW

History and Organization

High Velocity Alternative Energy Corp. formerly Triton Petroleum Group, Inc., formerly American Petroleum Group, Inc., formerly American Capital Alliance, Inc. until November 1, 2004 and formerly Prelude Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 24, 2000, under the name of Prelude Ventures, Inc.  Prior to its acquisition of American Petroleum Products Company, formally Alliance Petroleum Products Company, the company had limited business operations and was considered a development stage enterprise.  The activities during that period principally had been limited to organizational matters, and examining business and financing opportunities for the company.

Prior Business Matters and Failed Business Acquisitions

On March 9, 2001, we acquired a 20-year mining lease from Steve Sutherland, the owner of 24 unpatented lode-mining claims, sometimes referred to as the Medicine Project, located in Elko County, Nevada.  The lease was terminated at some point by prior management.

During the nine months ended December 31, 2003, management of the Company terminated the mining lease.  As the Company terminated the lease, it is required to pay all federal and state mining claim maintenance fees for the current year.  The Company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the Company’s activities on the property.  In the opinion of management, there will be no continuing liability, due to the time period that has elapsed since the lease was terminated.  We have never received any claim or communication with respect to this lease, and at this point in time, do not expect any communication from any party related thereto.  If there was any communication, it would be the position of the Company that any claim would be time barred.

On April 1, 2003, the Company entered into an agreement to acquire 100% of the issued and outstanding shares of Pascal Energy Inc., a Canadian corporation, by the issuance of 273,750 post split common shares, restricted under Rule 144 of the Securities Act of 1933 and at a later date, issue 273,750 post split common shares, restricted under Rule 144 subject to the Company paying not less than $1,000,000 accumulated dividends to its shareholders of record.  Pascal Energy, Inc.’s business was to provide servicing for the oil and gas industry.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

The Company determined that the transaction mentioned above could not be completed due to the inability to complete a comprehensive due diligence review.  The shares of common stock previously transferred in anticipation of the completion of the transaction were returned to the treasury of the Company and canceled.

“TSG” Acquisition

On October 9, 2003, the Company acquired an option for $500,000 to purchase the assets and certain liabilities of Tri-State Stores, Inc., an Illinois Corporation (“Tri-State”), GMG Partners LLC, and Illinois Limited Liability Company (“GMG”), and SASCO Springfield Auto Supply Company, a Delaware Corporation (“SASCO”).  Tri-State, GMG and SASCO are collectively referred to herein as “TSG.”  Upon exercise of the option, the Company was to pay $3,000,000 and assume certain liabilities, not exceeding $700,000.  TSG is involved in the automotive after market.  During the first quarter of 2004, the Company elected not to continue to pursue this acquisition.  The contractual amount of the option was never fully paid, however, amounts advanced for the option purchase and associated expenses resulted in an $185,000 charge to operations for the year ended December 31, 2003 and $10,000 for the year ended December 31, 2004.  There have been no further dealings, discussions or transactions related to this matter.

Motor Parts Waterhouse, Inc.

The Company on or about October 9, 2003, issued 500,000 post split shares of common stock for an option to acquire all the outstanding stock of Motor Parts Warehouse, Inc. (“MPW”), of St. Louis, Missouri.  In order to exercise the option, the Company was to issue an additional 500,000 post split shares of common stock to the shareholders of MPW and pay $2,200,000.  This MPW option can not be exercised until after the refinancing of the TSG debt of approximately $3,000,000.  MPW is also an auto parts distributor.  As a result of the financing not being completed, the Company elected not to continue to pursue this acquisition and let the option lapse.  There have been no further dealings, discussions or transactions occurred related to this matter.

Oilmatic Systems, LLC Transaction

On December 3, 2004, the Registrant entered into a Letter of Intent, dated December 1, 2004, with Oilmatic Systems LLC of East Orange, New Jersey, whereby the Registrant would purchase Oilmatic Systems LLC and/or Oilmatic International, Inc., for shares of common stock of the Registrant.

Oilmatic is a food service distribution company that supplies a closed loop Bulk Cooking Oil Supply and Management System.  Its patented state of the art handheld Dipstick® design dispenses and removes cooking oil with the simple push of a button at the deep fryers.  The system also consists of separate fresh oil and waste oil tanks.  A key switch allows management to control unnecessary oil fills and disposals.  This system completely eliminates the practice of employees manually removing hot used oil which significantly reduces slips, falls and burns, as well as the hard labor of unloading and retrieving heavy boxes of oil.  Additionally, the system eliminates hazardous grease spills both inside and outside of the store that cause grease fires and grease trap build-ups that pollute our environment.  As part of the transaction, Michael Allora, President of Oilmatic was to assume, after the closing of the transaction the position of President and Chief Operating Officer of Triton Petroleum as well as Oilmatic.  Effective May 20, 2005, Management of the Registrant no longer felt that the mutual goals of both parties were attainable and therefore the proposed transaction with Oilmatic was cancelled between the parties.  There have been no further dealings, discussions or transactions occurred related to this matter.

Oilmatic Systems, LLC was advanced, interest free, a total of $300,000 by the Company.  The Letter of Intent stated that in the event that the proposed transaction did not close, the money advanced was to be considered a loan to Oilmatic, and repaid nine months after being advanced.  We have made repeated demands for the repayment of the loan.  To date, we have not been able to collect the money due.  Management can not make any reasonable determination that the advance will ultimately be collected. Accordingly it has been written off by the Company in the Fiscal year 2006.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

American Petroleum Products Company

On October 9, 2003, the Company also entered into a Stock Purchase Agreement (“Alliance Agreement”) with Alliance Petroleum Products Company, now known as American Petroleum Products Company (“Alliance”), an Illinois Corporation, and a Rider to the Alliance Agreement (“Rider”).  Alliance is in the business of blending and bottling motor oil and anti-freeze.  Under the Alliance Agreement, the Company issued 1,250,000 shares of common stock for 100% of the issued and outstanding shares of the common stock for 100% of the issued and outstanding shares of the common stock of American (757,864 common shares).  An additional 1,250,000 shares of common stock of the Company was issued to Worldlink International Network, Inc.  In addition, under the terms of the Rider, the Company was required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance, as a condition of the transaction.  This was a material contingency to the transactions and as a result had to be resolved prior to recognition of a business combination.  On June 24, 2004 (effective date July 1, 2004), the Company (“Prelude”) now known as High Velocity Alternative Energy Corp., (“AMPE”) and Alliance Petroleum Products Company, entered into an Amendment to the original Alliance Agreement, dated October 9, 2003, whereby all previous conditions and contingencies were deemed to have been completed or waived.  Therefore, the Company assumed the operations of the subsidiary.  However, after a change of management took place in September 2004, the current management refused to recognize the obligation to pay certain amounts arising from other non Company obligations and third party agreements.

The Company

The operations of Alliance Petroleum Products Corp., which was later amended to be American Petroleum Products Corp. (“APPC”) have been consolidated with the results of High Velocity Alternative Energy Corp. since July 1, 2004.  High Velocity Alternative Energy Corp. which was formerly known as America Petroleum Group, Inc. (the “Company”) is a Chicago based holding company with an agenda to acquire, merge, and manage various business opportunities.

The company, via its subsidiary (American Petroleum Products Company, or APPC), is in the manufacturing and distribution of petroleum and related products for the automotive industry.  Specifically, APPC is in the business of blending, bottling, and distributing private label motor oil, transmission fluid, and related products for the automotive aftermarket.  These products are sold, both direct and through distributors, to retail outlets that include oil change shops, automotive aftermarket chains, gas stations, department stores, and convenience stores.  Although most products are sold in 12-quart cases, some products are sold in bulk.  APPC sells to a wide variety of customers with a low dependence on any one customer (the largest customer makes up less than 10% of sales year-to-date).

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

Motor oil for late model year automobiles normally utilize the latest formulae established by the American Petroleum Institute and the society of Automotive Engineers.  The “standard” for current model year automobiles is referred to as “SM,” which recently replaced “SL.”  Only SM and SL motor oil can currently receive the API “starburst” certification seal, and APPC must annually renew its API license in order to use the “starburst” seal on its labels.  Motor oil can also be made without the API starburst and sold as oil with technology prior to SM or SL.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

This API-certified oil must include what is referred to as “Group 2 Base Oils” as the foundation for the oil, as well as an additive package that includes the most recently approved chemical blend.  APPC, like other motor oil blenders, must purchase Group 2 base oils from select, API-approved suppliers in order to make API-certified premium motor oil.  APPC primarily purchases Group 2 base oils from Motiva (Port Arthur, Texas) and from Evergreen Oil (Irvine, California).  Shortages of Group 2 base oils have caused price increases in recent months, but APPC has temporarily been able to pass these increases on to the customer.

On July 1, 2005, TPG acquired the operating assets of Triton Petroleum, LLC (“Triton”). Triton is operated as a division of TPG.  On the Payment Date, which shall be the one year anniversary of the effectiveness of the Agreement, that being July 1, 2006, the Registrant shall pay to the Sellers the Purchase Price equal to three and one half (3.5) times the net earnings of the assets and operations formerly owned by Triton.  The Purchase Price is to be paid as: (a) twenty-five percent (25%) in cash on the payment date, and (b) with the balance of seventy-five percent (75%), payable over the following two years, in cash and stock, as agreed to by the parties.  In addition, current loans to Triton, totaling approximately three hundred thousand dollars ($300,000), due and owing to the members of Triton, shall be paid over the twelve months from the Closing date to the Payment Date.  It is anticipated that the total purchase price will be approximately $300,000, plus the net book value of the assets acquired in the amount of $230,625 at the time of payment, July 1, 2006.  The assets purchased include the right to the name, Triton Petroleum, all operations and assets, including any leases, or sub-leases.  Triton purchased used oil from various consolidators of used petroleum such as gear oil, machine oils, etc. that have never been burnt before.  It then transported the un-combusted, but unrefined oils back to its reclamation facility in Detroit, Michigan, for refining.  After a very detailed reclamation process, all impurities and contaminants are extrapolated out of the oil, through Triton’s centrifuge operation, thus leaving it with a renewable petroleum base oil.  This base oil can be blended with new crude and other chemical components and bottled in our Bedford Park, Illinois facility.    The operations have been discontinued as unprofitable.

Risks to Consider Regarding our Company

Our independent registered public accounting firms issued reports for the year ended December 31, 2006 and December 31, 2005 that contained a “going concern” explanatory paragraph.

Our independent registered public accounting firms issued reports on their audit of our financial statements as of and for the years ended December 31, 2006 and 2005.  Our notes to the financial statements disclose that The Registrant’s cash flows have been absorbed in operating activities and have incurred significant net losses for fiscal 2006 and 2005, and have a working capital deficiency.  In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, the Company will have to substantially cut back our level of spending which could substantially curtail our operations.  The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers.  Investors should carefully read the independent registered public accounting firm’s report and examine our financial statements before investing in the Registrant’s stock or any other type of investment.

The Company Has Substantial Near-Term Capital Needs; The Company May Be Unable To Obtain Needed Additional Funding

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

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Our cash requirements may vary substantially depending on our rate of development, research results, competitive and technological advances and other factors.  If adequate funds are not available, the Company may be required to curtail operations or to obtain funds by entering into collaboration agreements on unattractive terms.  Our inability to raise capital would impair the current and future operations and may cause the Company to cease business operations entirely.

The Company Has Substantial Long-Term Capital Needs; The Company May Be Unable  To Obtain Needed Additional Funding

Substantial expenditures will be required to further develop our business model.  The level of expenditures required for these activities will depend in part on whether The Company develops and markets our services independently or with other companies through collaborative arrangements.  Our future capital requirements will also depend on one or more of the following factors:

•	Market acceptance of our products and services;
•	The extent and progress of our research and development programs;
•	Competing technological and market developments; and
•	The costs of commercializing our products and services.

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

The Company is authorized to issue maximum stock of 100,000,000 common shares.  As of September 15, 2007, there were 17,803,500 issued and outstanding shares of Common Stock.  The Board of Directors has authority to issue the balance of 82,196,500 shares of our authorized stock without shareholder consent, on terms and conditions set in the discretion of the Board, which may dilute the value of your stock.  If and when additional shares are issued, it may cause dilution in the value of shares purchased in this offering and may cause the price of our common stock to drop.  These factors could also make it more difficult to raise funds through future offerings of common stock.

Most of our competitors may be able to use their financial strength to dominate the market, which may affect our ability to generate revenues.

Most of our competitors are much larger companies than us and very well capitalized.  They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs.  Their better financial resources could allow them to significantly outspend us on price to our customers, marketing and production.  We might not be able to maintain our ability to compete in this circumstance.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

The Company Has Never Paid Dividends

The Company has never paid dividends.  The Company does not anticipate declaring or paying dividends in the foreseeable future.  Our retained earnings, if any, will finance the development and expansion of our business.  Our dividends will be at our Board of Directors’ discretion and contingent upon our financial condition, earnings, capital requirements and other factors.  Future dividends may also be affected by covenants contained in loan or other financing documents The Company may execute.  Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

Reporting Requirements of a Public Company

As a public company, we are required to comply with the reporting obligations of the Exchange Act and may be required to comply with Section 404 of the Sarbanes-Oxley Act for our fiscal year ending December 31, 2007.  If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in use, could be materially adversely affected.  As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports.  Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.  In addition, we are required under applicable law and regulations to integrate our systems of internal controls over financial reporting.  We plan to evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting oversight Board.  During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review.  This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any National Stock Exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange.  To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share.  At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards.  Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ.  As a result, it will be more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

We must also obtain additional financing to either purchase our operating assets or obtain working capital for leasing arrangements.

To meet our need for cash, we are attempting to raise debt and equity financings to complete the acquisitions either described in this document or contemplated in the future and fund the Company’s ongoing operations.  There is no assurance that we will be able to raise these funds and stay in business.  If we do not raise the funds required to complete any of the acquisitions, we will have to find alternate sources of capital such as a secondary public offering, private placement of securities, or loans from officers or others.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash or case operations entirely.

Limited Operating History

We cannot guarantee we will be successful in our business operations.  Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates.  We are seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and our ongoing operations.

Index

We have no assurance that future financing will be available to the Company on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations and possibly cease operations totally.  Equity financing could result in additional dilution to shareholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position.  Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Provision for Income Taxes

The Company has determined that it will more likely than not use any tax net operating loss carry forward in the current tax year and therefore has taken a valuation amount equal to 100% of any asset.

Employees

As of December 31, 2006, we employed approximately 12 persons.  None of our employees are covered by collective bargaining agreements.  We believe that our relations with our employees are good.

Item 2.	Description of Property

The Company currently occupies space at 14 Garrison Inn Lane, Garrison, New York 10524.  We occupy approximately three offices and reception area totaling approximately 1,000 square feet comprising.  Our rent is $1,100 per month.  We have no lease and have an oral month-to-month agreement with the leaseholder of the office space, which is the former President of the Company.  The space is adequate for the current needs of the Company.  If the month-to-month tenancy was to end, we would be able to move our operations without a significant disruption of operations.

The Company’s wholly-owned subsidiary, American Petroleum Products, Inc., operates from a manufacturing and distribution facility located at 5841 W. 66th Street, Bedford Park, Illinois.  The facility is comprised of approximately 36,000 square feet.  The facility is sufficient for the needs of the wholly-owned subsidiary for the foreseeable future.  The Company does not have a formal lease and since March, we have been paying $10,000 per month at the rate of $2,500.  This covers only current rent..  We are attempting to reach a resolution with the former President and landlord of the property, which might include purchasing the building and in which case the price would cover all back rent due.  If we are not able to successfully resolve the dispute, and are forced to vacate the facility, it will have a substantial material effect on the ability to operate the subsidiary.  We have reached an agreement with respect to all claims related to the property with the owner, which when executed, will result in the Company purchasing the property.

Item 3.	Legal Proceedings

Other than described below, there is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel.  There have been no changes in the company’s accountants or disagreements with its accountants since its inception.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

There is a threatened action by the Harris Bank of Chicago, Illinois with respect to a defaulted loan agreement.  Harris Bank claims to have a lien on the equipment used by the Registrant in its operations.  The Registrant has had contact with Harris Bank and is attempting to resolve the matter.  We believe that we have reached a resolution with Harris Bank.  The resolution is anticipated to be closed within the second fiscal quarter of 2008.  The exact terms have not yet been finalized.  It is hoped that discussions the Company is involved in with various funding sources will reach an agreement and conclusion begun within the fourth fiscal quarter so the company may proceed with the transactions.

The Company has paid no rent or compensation of any type to the entities that claim to have legal title to the operating assets of APPC, up until six months ago.  Although no lease exists, these entities are claiming that the Company owes a monthly rental amount of approximately $15,000.  Based upon settlement discussions with the owner of the real estate the Company has accrued approximately $185,000 for past due rental expense.   Since March, we have been paying $10,000 per month at the rate of $2,500 per week.  This covers only current rent.  Management has taken the position that since there was no contract or agreement to purchase the assets or for the payment of rentals for these assets, therefore nothing is owed.  The consolidated operations for the period since APPC was acquired does contain $185,000 of accrued rent for compensation for use of the facilities.  The owner (and former President of the Company and shareholder) of the entity that owns the real estate is claiming a monthly rental amount of $15,000.  The Company has been in discussion with the owner of the real estate and has a tentative agreement that is not yet fully agreed upon.  The terms under discussion include the purchase of the real estate for approximately $1,900,000 and $185,000 for additional back-rent and other capital debt claimed by the owner.

The Company received a letter, dated February 28, 2005, from the Attorney for Concentric Consumer Marketing, Inc., in connection with certain sums owed by American Petroleum Products Corporation (“APPC”), a wholly owned subsidiary of the Company, in the amount of $13,000 per month for the past four (4) months, for services.  There is no way to determine at this time the validity of the claim, or any possible outcome or if the claim is material to the Company, or even if litigation will be commenced against the Company and/or APPC.  The Company has reached a settlement with Concentric Consumer Marketing, Inc., which has been paid.

Clement Finance & Leasing, Inc. has apparently obtained a judgment against the Company in the State of Wisconsin, Circuit Court, Waukesha County, case No. 07CV-630, on or about March 5, 2007, for breach of contract involving the lease of certain Trailers to our subsidiary American Petroleum Group.  On April 25, 2007, a Judgment was granted to Clement Finance & Leasing, Inc. in the amount of $14,329.00, plus interest at the rate of 9%.  Thereafter, the judgment-creditor commenced an action in New York State Supreme Court, County of Putnam, under the Uniform Enforcement of Foreign Judgment Act.  To date, it is unknown if such judgment has been granted and entered in New York State.

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

On February 15, 2005, the majority of shares entitled to vote approved certain actions as set forth in the Schedule 14C filed with the SEC on February 24, 2005, consisting of:

1.	Electing and appointing the Board of Directors and Officers of High Velocity Alternative Energy Corp.;

2.	Ratified the appointment of Brown Smith Wallace LLC as our independent public accountants for the fiscal year ending December 31, 2003 and 2004;

Index

3.	Adoption of a Code of Ethics for the Executive Officers of High Velocity Alternative Energy Corp.; and

4.	Approving the purchase of all interest in, all assets and stock of Oilmatic Systems, LLC (“Oilmatic Transaction” or “Transaction”).

On May 20, 2005, the Letter of Intent with Oilmatic was terminated by the Company.

On or about June 1, 2006, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to “APG Industries Corp.”  This change was never completed by the Registrant however.

On or about April 20, 2007, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to “High Velocity Alternative Energy Corp.”

On October 21, 2005, The Board of Directors (the “Board”) by unanimous written consent and a majority of stockholders (the “Majority Stockholders”), owning a majority of issued and outstanding capital stock of the Company entitled to vote, by written consent dated as of October 21, 2005, approved and adopted resolutions to amend the Company’s Certificate of Incorporation.  The Certificate of Amendment to the Company’s Certificate of Incorporation, already filed with the Secretary of State of the State of Nevada changed the Company’s name to “High Velocity Alternative Energy Corp.” or such similar available name, and will not be effective earlier than 20 days after the mailing of this Information Statement.  The company was not able to complete the name change due to financial restraints, but expects to do so within the second fiscal quarter.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

General

We are authorized to issue 100,000,000 shares of Common Stock, at a par value $.001 per share.  As of November 26, 2007, the latest practicable date, there are 2,077,630 shares of common stock outstanding.  The number of record holders of Common Stock as of September 15, 2007 is approximately 50.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election.  The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  In the event we have a liquidation, dissolution or winding up, the holders of common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common Stock.  Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Price Ranges of High Velocity Alternative Energy Corp. Common Stock

Market Information

The Company’s Common Stock is traded on the Pink Sheets under the symbol “HVAG”.  Previously, it traded under the symbol “HVAI” until October 31, 2007. “AMPE” and on the NASD operated Over the Country Bulletin Board until May 31, 2006, after which it was traded on the “Pink Sheets.”  It was previously traded under the symbol “AMAI” until October 29, 2004, “PLUD” until February 23, 2004, and “PLUV” from September 12, 2002 until December 31, 2002.

There is currently a limited trading market for the company’s Common Stock with the price being very volatile.  The following chart lists the high and low closing bid prices for shares of the company’s Common Stock for each month within the last two fiscal years.  These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

Fiscal Year 2005:	High Bid	Low Bid	High Ask	Low Ask
January 2005	0.92	0.65	1.12	0.75
February 2005	1.03	0.65	1.10	0.80
March 2005	1.05	0.60	1.05	0.60
April 2005	0.85	0.40	0.85	0.40
May 2005	0.75	0.35	0.85	0.78
June 2005	0.65	0.25	0.80	0.50
July 2005	0.70	0.51	0.80	0.50
August 2005	0.90	0.35	1.20	0.45
September 2005	0.85	0.468	0.86	0.51
October 2005	0.56	0.31	0.57	0.35
November 2005	0.42	0.16	0.45	0.17
December 2005	0.20	0.12	0.21	0.125

Index

Fiscal Year 2006:	High Bid	Low Bid	High Ask	Low Ask
January 2006	0.19	0.11	0.20	0.115
February 2006	0.135	0.11	0.14	0.12
March 2006	0.17	0.11	0.18	0.12
April 2006	0.17	0.101	0.185	0.13
May 2006	0.13	0.08	0.20	0.095
June 2006	0.10	0.07	0.15	0.095
July 2006	0.07	0.04	0.10	0.05
August 2006	0.23	0.03	0.25	0.05
September 2006	0.24	0.041	0.26	0.055
October 2006	0.11	0.04	0.13	0.06
November 2006	0.055	0.035	0.07	0.05
December 2006	0.045	0.04	0.05	0.045

Fiscal Year 2007:	High Bid	Low Bid	High Ask	Low Ask
January 2007	0.043	0.035	0.045	0.045
February 2007	0.056	0.025	0.06	0.03
March 2007	0.061	0.0095	0.064	0.01
April 2007	0.028	0.0075	0.03	0.008
May 2007	0.015	0.0016	0.02	0.0018
June 2007	0.0042	0.002	0.0047	0.0025
July 2007	0.005	0.003	0.006	0.0034
August 2007	0.0035	0.0016	0.0044	0.0025
September 2007	0.011	0.002	0.015	0.003
October 2007	0.006	0.0031	0.009	0.04
November 2007 (1)	0.20	0.10	2.50	0.20

(1)	Taking into account of the effectiveness of a 50 to 1 reverse split, effective October 31, 2007

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

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Stock Transfer Agent

Our transfer agent and registrar of the Common Stock is Manhattan Transfer Registrar Co., 57 Westwood Road, Miller Place, NY 11764; 631-928-7655; 631-928-6171 (Fax).

Recent Sales of Unregistered Securities

The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in Item 12 “Certain Relationships and Related Transactions” set forth hereafter.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results.  The words “expect” “anticipate” and similar words or expressions are to identify forward-looking statements.  These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution.  Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions.  It is not possible to foresee or to identify all such factors.  The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

Plan of Operations

We were a startup, development stage Company prior to the acquisition of American Petroleum Products Company (“APPC”) beginning with operations as of July 1, 2004, and did not realize any revenues from our business operations until that time.  However, at the time of acquiring APPC, its sales volume was at a point below its break even point and therefore was losing money.  Management of the company feels that APPC is operating at a small percentage of its capacity with its major constraint on increasing volume being that of financing raw materials for manufacturing and some other limited variable manufacturing costs.  In addition, it is currently not generating profits of sufficient amount to support the other operations of the parent Company.  Accordingly, we must raise money from sources other than the operations of this business.  Our only other source of cash at this time is investments by others (primarily from existing shareholders and others) in our Company.  We must raise additional cash to complete any future acquisitions and maintain current operations, otherwise the business will fail.

Liquidity, Capital Resources and Operations

Since the Company’s inception, the Company raised funds from officer/stockholder advances, from private sales of its common shares, including approximately $500,000 from the sale of borrowed stock contributed by the Company’s promoters.  We have repaid this stock borrowing with the issuance of 50,000 shares of common stock (taking in to account a reverse of the common shares of the Company in November 2004).  This money was utilized for certain start-up costs and operating capital.

Subsequently, effective February 21, 2007, the Company converted approximately 1,500,000 worth of debt due to certain shareholders into an equal number of Series B Cumulative Preferred Shares (See Item 12; Certain Relationships and Related Transactions Issuance of Stock).

Index

High Velocity Alternative Energy Corp. and Subsidiaries

In this regard, the Company’s plan of operations for the next 12 months is to continue to attempt to makes its operations profitable through expanding its sales and potential acquisitions.  Product research and development is expected to be minimal during the period.  Additionally, the company does not expect any change in number of employees other than through acquisitions, if any.

Financings

To meet our need for cash, we are attempting to raise debt and equity financing to complete the acquisitions described in this document and fund the company’s ongoing operations.  There is no assurance that we will be able to raise these funds and stay in business.  If we do not raise the funds required to complete any of the acquisitions mentioned in this document or any contemplated acquisition, we will have to find alternate sources such as a secondary public offering, private placement of securities, or loans from officers or others.  If we need additional cash and cannot raise it, the company will either have to suspend operations until we do raise the cash or cease operations entirely.

On July 25, 2005, we conducted a Rule 504, Regulating D offering of $1,000,000 worth of convertible Debentures of our subsidiary American Petroleum Products Company (“APPC”), to accredited investors in the State of Texas.  The Offering was amended on October 10, 2005 to include the State of Pennsylvania.  Pursuant to the Offering, APPC issued the convertible debentures, which were convertible into shares of common stock.  As part of the Offering, APPC was to be merged into the Registrant.  This event did no occur.  Upon conversion into shares and merger of APPC into the Registrant, the offering shares are issuable as shares of High Velocity Alternative Energy Corp.  Pursuant to the amendment to the original offering, the amount of shares to be offered for sale was raised to a total of 3,108,000 shares of common stock.

RESULTS OF OPERATIONS:

For the Years Ending December 31, 2006 vs. December 31, 2005

Net sales

Net sales in 2006 were $2,314,907 as compared to $1,965,330 in 2005, which represents an increase of $349,577. Product volume delivered is similar and most of the increase is attributable to higher oil prices in 2006.

Cost of Goods Sold and Gross Profit

Cost of goods sold for 2006 was $1,697,606 compared to $1,440,110 in 2005, an increase of $257,496 or 18%. This increase is due to the increase in sales. Gross profit for 2006, was $617,301 or 27%  as compared to $525,220 or 27% in 2005. The consistent gross profit percentage is the result of increasing sales prices in proportion to higher costs.

Selling, General and Administrative Expenses

These expenses for 2006 were $2,429,139 as compared to $7,774,559 in 2005, a decrease of $5,345,420 or 69%. The decrease was attributable to three contributing factors, a decrease in non-cash compensation to $277,500 in 2006 from $5,122,500 in 2005, a decrease in payroll and related expense from to $785,967 in 2006 from $1,122,181 in 2005, and a savings of $164,206 related to a reduction in rents and office related expenses.

Other Income (Expense)

Other expenses increased to $436,361 in 2006 compared to income of $355,039 in 2005. This was principally due to a forgiveness of debt in 2005 of $492,500, which did not occur in 2006, and the write off of  $300,000 due to an advance in connection with an abandoned acquisition in 2006.

Index

Net Loss from Continuing Operations

The net loss was $2,248,199 in 2006 compared to a loss of $6,894,300 in 2005.The $4,646,101 decrease was a result of three factors namely, the increased gross profit, the significant reduction on selling, general and administrative expenses, and the increase in other expense.

Discontinued Operations

During 2006, the operations of Triton Petroleum, LLC were discontinued and accordingly it’s operations are reflected as discontinued for all periods presented. In 2005, impairment of goodwill related to this operation was recorded.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Liquidity and Financial Resources

During the years ended December 31, 2006 and 2005, net cash provided by (used  in) operating activities was $108,186 and $(1,716,783).  The Company incurred net losses of $(2,501,680) and $(7,342,210) for the years ended December 31, 2006 and 2005, respectively.  The Company still would have incurred net operating losses in 2006 and 2005 even if the non-cash stock compensation, financing expense and goodwill impairment expenses, detailed above did not occur.  Additionally at December 31, 2006 and December 31, 2005, current liabilities exceeded current assets by $4,645,509 and $2,580,611, respectively.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the Company, it will need to seek financing from outside sources.  The Company is currently pursuing private debt and equity sources.  It is the intention of the Company’s management to also improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions.

The Company is actively in discussion with on or more potential acquisition or merger candidates.  There is no assurance that the Company will be successful in raising the necessary funds nor there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.

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

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Item 7.	Financial Statements

Index to Financial Statements

CONTENTS

See pages 27 through 41

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Brown Smith Wallace LLC. (“BSW”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2004. On October 23, 2006, the Company dismissed BSW as the Company’s independent registered public accounting firm and on November 9, 2006 engaged Paritz & Company, P.A. (“Paritz”) as its new independent registered public accounting firm. As described below, the change in independent public accounting firms was not the result of any disagreement with BSW.

The reports of BSW on the financial statements for the Company’s two most recent fiscal years ended December 31, 2005 and December 31, 2004, did not contain an adverse opinion or disclaimer of opinion, or modified as to audit scope, or accounting principles, however the auditors qualified their report as to the uncertainty that the Company would continue as a going concern. In connection with its audits for the years ended December 31, 2005 and December 31, 2004 and in the subsequent interim period through October 23, 2006 there were (1) no disagreements with BSW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BSW, would have caused them to make reference thereto in connection with its reports on the financial statements for such years or (2) reportable events.

On November 9, 2006, the Board of Directors engaged Paritz as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, and to perform procedures related to the financial statements to be included in the Company’s quarterly report on Form 10-QSB, beginning with, and including, the quarter ending March 31, 2007. The Company had not consulted with Paritz during its two most recent fiscal years ended December 31, 2005 and December 31, 2004, or during any subsequent interim period prior to its appointment as the Company’s auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that Paritz concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Item 8a.	Controls and Procedures

Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the “Disclosure Controls”) as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year.  This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who became CFO in September 2004, and the Controller, who became CFO in March 2005.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, no absolute, assurance that the objectives of the control systems are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Because of the inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected.  We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.  In accord with the U.S. Securities and Exchange Commission’s requirements, the CEO and CFO conducted an evaluation of the Company’s internal control over financial reporting (the “Internal Controls”) to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonably likely to materially affect Internal controls.  Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following were elected to the Board of Directors, effective November 26, 2007:

Ron Shapss	58	Chairman of the Board
Michael Margolies	78	CEO, President and Director
StanleyChason	78	Director, Vice-President of Business Development
Elliot Cole, Esq.	71	Director
James W. Zimbler	42	Director

Ron Shapss, 58, Chairman of the Board

Mr. Shapss is the founder of Ronald Shapss Corporate Services, Inc., (“SCS”) a company engaged in consolidating fragmented industries since 1992.  RSCS was instrumental in facilitating the roll-up of several companies into such entities as U.S. Delivery, Inc., Consolidated Delivery & Logistics, Inc.  Mr. Shapss was also the founder of Coach USA, Inc.  A 1970 graduate of Brooklyn Law School, Mr. Shapss is a member of the New York bar.

Michael Margolies, 78, CEO, President and Director

Michael Margolies became Vice Chairman and Secretary of Headliners in January 2002, after having served on the Board of Directors for the prior three years.  Mr. Margolies resigned from his position as Vice Chairman in March 2005.  From 1998 until December 2005, Mr. Margolies was employed as Chief Executive Officer of Global Concepts, Ltd., a conglomerate primarily involved in providing transportation services in the United States and Europe.

StanleyChason, 78, Director, Vice-President of Business Development

Mr. Chason retired from Gelco Corporation, a New York Stock Exchange Company, whom he joined in 1968.  He was a member of the Board of Directors, Executive Vice President of the Corporation and Chairman and Chief Executive Officer of the Fleet and ManagementServices Division. Mr. Chasonwas the Chairman of the American Automobile Leasing Association at the time of his retirement. Mr. Chasonwas deeply involved both in the growth of the company (present revenue in the billions) and in taking the company public in 1969. Mr. Chasonhas served on various Boards over the past 15 years. He is a graduate of New York University, and a veteran of the U.S. Navy.  He was previously a member of the Board of Directors of the Company from August 1, 2006 until March 19, 2007.

Elliot Cole, Esq., 71, Director

Elliot Cole has practiced corporate law for 40-plus years, more than 30 of which he has been a partner at Patton Boggs LLP.  He has been a Director of Human Trans Services Holding Corp (OTC BB “HTSC”) since May 2004.  His expertise is rooted in the representation of early-stage companies.  As a counselor of startups through mezzanine and later-stage financing, Mr. Cole assists with bringing companies in a wide range of businesses along to maturity.  His broad-based contacts with financiers and investors have provided capital and have served on the boards of several business, community and social organizations.  He has been a trustee of Boston University, his alma mater, for over 20 years, having served on its Investment Committee and Community Technology Fund.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

James W. Zimbler, 42, Director

James W. Zimbler, has been a principal of Alpha Corporate Advisors, LLC, since its inception in May 2002.  Alpha is involved as a consultant in the mergers and acquisitions of public companies and consultingfor private companies that wish to access the public markets.  Prior to becoming a founding member of Alpha, he was involved in consulting for capitalraising, re-capitalization and mergers and acquisitions for various clients.  Mr. Zimbleris one of the initial shareholders in Accountabilities, Inc., f/k/a Human Trans Services Holding Corp (“ACBT”).   Mr. Zimblerhas recently focused his energies inthe field of turnarounds of smallemerging private and public companies.  He has served on the Board of Directors and/or Officer of several companies since 2000, including, Triton Petroleum Group, Inc., Universal Media, Inc., and Genio Holdings, Inc.

Item 10.	Executive Compensation

For the fiscal year ended December 31, 2006, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

	2006
				Aggregate
	Capacities in			Restricted
	Which Remuneration		Cash	Share
Name	was Received	Period Ended	Payment	Remuneration

Ronald Shapss (1)	Chairman of the Board	December 31, 2006	$-0-	$(2)
James W. Zimbler	Interim President	December 31, 2006	$-0-	$(2)
Richard Carter	Vice-President	December 31, 2006	$-0-	$(2)
George L. Riggs, III (3)	Chief Financial Officer	December 31, 2006	$-0-	$-0-
Michael S. Krome, Esq. (4)	General Counsel	December 31, 2006	$-0-	$(2)
James J. Carroll (5)	Chief Financial Officer	December 31, 2006	$-0-	$(2)
George Campbell (6)	President	December 31, 2006	$-0-	$(2)
Elliot Cole	Director	December 31, 2006	$-0-	$(2)

(1)	Mr. Shapss was elected Chairman of the board on February 15, 2005
(2)	Based upon shares of restricted common stock of the Company, discounted
(3)	Mr. Riggs resigned as CFO on March 17, 2005
(4)	Mr. Krome resigned from the Board of Directors on August 1, 2006
(5)	Mr. Carroll was elected Chief Financial Officer on March 17, 2005, and resigned in January 2007.
(6)	Mr. Campbell was elected President on August 1, 2005, and resigned on May 5, 2006.

Director Compensation

Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

Director and Officer Insurance

The Company does not have directors and officers (“D & O”) liability insurance at this time.

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and executive officers as a group.

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.  The Company does not believe that any other stockholders act as a “group”, as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. As of November 26, 2007, the Company had issued and outstanding 2,077,630 shares of Common Stock.

	No. of Common	% ownership	No. of Series B Preferred (1)		% Ownership (2)
Ronald Shapss (3)	210,000	10.1	250,000		10.8
Elliot Cole (3)	44,500	*	--
James W. Zimbler (3) (4)	448,160	21.5	18,000		*
Stanley Chason (3)	98,440	--
Keystone Capital Resources, LLC (4)	30,000	*	167,585		7.2
1328 Zion Road
Bellefonte, PA 16823
Malibu Management Company	--	-	16,000		*
Alliance Financial Networks Inc. (5)	12,000	*	184,000		7.9
2291 Arapahoe
Boulder, CO 80302
William Boussung (5)	10,000	*	--
10300 West Charleston #13-378
Las Vegas, NV 89135
The Margolies Family Trust	100,000	4.8	--		4.3
Michael Margolies	--		100,000		6.5
Richard Carter	--		150,000
Michael Cahr	--		100,000
Michael S. Krome	213,013	10.2	--
8 Teak Court
Lake Grove, NY 11755

Officers and Directors as a Group (5 persons) (3)	901,100	43.3	451,585	(6)	19.5

(1)
Each one share of the Series B Cumulative Convertible Preferred Share (“Preferred Shares”) is convertible at the option of the holder into 45 shares of common stock of the company, and then divided by 50 to take into effect the reverse split of October 31, 2007.

(2)
Assuming conversion of all Series B Preferred shares at a ration of 1 Series B Preferred share to 45 common shares and then taking in to account the reverse split of 50 to 1 effective October 31, 2007.

(3)	Officer/Director of the Company
(4)
Keystone Capital Resources, LLC is controlled by James W. Zimbler, a Director. When the holdings of Mr. Zimbler and Keystone Capital Resources, LLC are combined, the total of 2,658,000 common shares equals 5.6%, including the preferred shares, the total is 24.7%

(5)
Alliance Financial Networks, Inc. is controlled by William Boussung. Combined, the total number of common shares and preferred shares, is 22,000, equaling 0.01%. Of common stock, plus the conversion of the Preferred Shares would equal approximately 8%.

(6)
The 451,585 of Series B Cumulative Convertible Preferred shares converts into 406,427 shares of common stock (451,585 X 45 = 20,321,325, divided by 50 = 406,427 shares of common stock.  If this amount is added to the number of issued and outstanding as of November 26, 2007, it would result in 16.3% of the total issued and outstanding.  When combined with the current common owned by the Officers and Directors, which would total 1,307,527 which would be equal to 52.6% of the total issued and outstanding common stock).

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Item 12.	Certain Relationships and Related Transactions Issuance of Stock

We issued a total of 48,275,000 shares of the Company, as set forth on the Form 8-K filed September 20, 2004, and incorporated by reference, in connection with the change of control of the Company.  In November 2004, we executed a 20 to one reverse split of our common shares.

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

The Registrant, effective February 21, 2007, and with the agreement of all debt holders, converted the debt of the Registrant into shares of Preferred Stock and authorized the filing of a Certificate of Designation with the Secretary of State of the State of Nevada, establishing a “Series B Cumulative Convertible Preferred Stock” (the “Series B shares”) of no more than 1,500,000 shares. The Series B shares will be issued to the holders of certain debt of the Registrant, as listed herein on a $1.00 for One (1) share basis.  A total of 1,490,585 Series B Shares were issued as follows:

Name	Date of Loan or Compensation Due	Dollar Amount	No. of Shares
Richard Carter	December 25, 2006	$150,000	150,000
James W. Zimbler	September 9, 2004	$16,000	16,000
James W. Zimbler	April 26, 2006	$2,000	2,000
James W. Zimbler	August 1, 2005	$100,000	100,000
Michael S. Krome, Esq.	September 20, 2005	$20,000	20,000
Michael S. Krome, Esq.	May 1, 2006	$30,000	30,000
Michael S. Krome, Esq.	July 28, 2005	$15,000	15,000
Ronald Shapss	May 24, 2005	$350,000	350,000
Keystone Capital Resources, LLC	January 3, 2006	$167,585	167,585
Malibu Management Company LLC	various dates	$16,000	16,000
Warren Field	August 25, 2004	$50,000	50,000
John Niestrom	February 17, 2005	$20,000	20,000
Jeff Neimen	February 8, 2005	$50,000	50,000
Michael Cahr	November 5, 2004	$100,000	100,000
William Palla	May 5, 2006	$25,000	25,000
Ronald Ruble	May 22, 2006	$55,000	55,000
Reich Bros.	May 31, 2006	$40,000	40,000
Alliance Financial Network, Inc.	June 30, 2005	$184,000	184,000
Michael Margolies	February 28, 2007	$100,000	100,000

31,500,000 shares of common stock, were issued as followed on August 31, 2007, in exchange for services, compensation due and/or moneys advanced to the Registrant.

Index

Name	Date of Service/Expense/Loan	Shares
James W. Zimbler	May 2007	14,500,000
Michael S. Krome	May 2007	7,000,000
Cheryl Krome	May 2007	2,000,000
Ronald Shapss	May 2007	2,000,000
Elliot Cole	May 2007	2,000,000
Michael Margolies	August 2007	2,000,000
Stanley Chosen	September 2007	2,000,000

Item 13.  Exhibits

Index to Exhibits

SEC Reference
Number	Title of Document

3.1	Articles of Incorporation of the Registrant, as amended (1)

3.2	By-laws of the Registrant, as amended (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)

(1)	Previously filed as an exhibit to the Company’s Form 10-SB filed on June 26, 2001, and subsequent filings

(2)	Filed herewith

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Item 14.	Principal Accounting Fees and Services

During the fiscal year ended December 31, 2006, we paid a total of $74,800 in audit, audit-related, tax or other fees paid for professional services rendered by the independent certified public accountant who audited the financial statements of the Nevada corporation that are filed herewith as those of the Company.  See Item 7, “Financial Statements”, above.

During the fiscal year ended December 31, 2006, the Registrant did not have an audit committee.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, High Velocity Alternative Energy Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on June 23, 2006.

High Velocity Alternative Energy Corp.

By:    /s/ Michael Margolies
Michael Margolies, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on December 27, 2007.

Signature	Title	Date

/s/ Ronald Shapss	Chairman	December 27, 2007
Ronald Shapss

/s/ Michael Margolies	CEO, President, Director	December 27, 2007
Michael Margolies

/s/ James W. Zimbler	Director	December 27, 2007
James W. Zimbler

/s/ Stanley Chason	Director	December 27, 2007
Stanley Chason

/s/ Elliot Cole	Director	December 27, 2007
Elliot Cole

Index

High Velocity Alternative Energy Corp. and Subsidiaries

Consolidated Financial Statements
with
Independent Auditors' Report

December 31, 2006

Index

High Velocity Alternative Energy Corp. and Subsidiaries
Index to the Consolidated Financial Statements
December 31, 2006

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
High Velocity Alternative Energy Corp.

We have audited the accompanying consolidated statement of operations (as restated for discontinued operation), stockholders' equity (deficit), and cash flows (as restated for discontinued operation) of High Velocity Alternative Energy Corp., f/k/a/ American Petroleum Group, Inc. and Subsidiaries for the year ended of December 31, 2005. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, we believe that our audit provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of High Velocity Alternative Energy Corp. and Subsidiaries for the year ended of December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company is dependent on its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors, along with other matters set forth in Note B, raise substantial doubt that the Company will be able to continue as a going concern.  Management's plan regarding those matters is also described in note B.  The consolidated financials do not include any adjustments that might result from the outcome of these uncertainties.

Brown Smith Wallace, LLC
St. Louis. Missouri
May 24, 2006

Index

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB of High Velocity Alternative Energy Corp. for the year ended December 31, 2005 of our report dated May 24, 2006 relating to the financial statements and financial statement schedules for the year ended December 31, 2005 listed in the accompanying index.

Brown Smith Wallace, LLC

St. Louis, Missouri
December 27, 2007

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
High Velocity Alternative Energy Corp.

We have audited the accompanying consolidated balance sheet of High Velocity Alternative Energy Corp., f/k/a/ American Petroleum Group, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of High Velocity Alternative Energy Corp. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company is dependent on its ability to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors, along with other matters set forth in Note B, raise substantial doubt that the Company will be able to continue as a going concern.  Management's plan regarding those matters is also described in note B.  The consolidated financials do not include any adjustments that might result from the outcome of these uncertainties.

Paritz & Company P.A.

Hackensack, New Jersey
November 6, 2007

Index

Triton Petroleum Group, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

ASSETS

Current Assets
Cash and cash equivalents	$31,019
Trade accounts receivable, net of allowance for doubtful accounts of $22,000	183,154
Inventory	402,916
Prepaid expenses and sundry current assets	14,788
Total Current Assets	631,877

Equipment, net of accumulated depreciation and amortization of $5,535	533

Other assets	14,700
TOTAL ASSETS	$647,110

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Book overdraft	$238,463
Trade accounts payable	2,251,497
Accrued interest	277,737
Accrued expenses	5,799
Advances from former president	327,915
Convertible notes payable	550,000
Loans payable to officers/stockholders	1,625,975
Total Current Liabilities	5,277,386

Commitments and Contingencies

Stockholders' Deficiency

Common stock, $.001 par value; 100,000,000 shares authorized; 23,353,500 shares issued and outstanding	23,354
Additional paid-in capital	18,027,878
Accumulated deficit	(22,681,508)
(4,630,276)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$647,110

Index

Triton Petroleum Group, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005 (Restated)

Net sales	$2,314,907	$1,965,330
Cost of goods sold	1,697,606	1,440,110

Gross Profit	617,301	525,220

Total selling, general and administrative expenses	2,429,139	7,774,559

Loss from continuing operations before other income and expense	(1,811,838)	(7,249,339)

Other Income (Expense)
Write off and forgiveness of debts	(300,000)	492,500
Other income	-	13,056
Interest expense	(136,361)	(150,517)
Total Other Income (Expense)	(436,361)	355,039

Net loss from continuing operations	(2,248,199)	(6,894,300)

Discontinued operations
Loss from the operation of the discontinued component	(98,036)	(135,103)
Impairment of goodwill relating to the discontinued component	-	(312,807)
Loss on disposal	(155,445)	-

Net loss from discontinued operations	(253,481)	(447,910)

Net Loss	$(2,501,680)	$(7,342,210)

Loss Per Share
From continuing operations	$(0.11)	$(0.61)
From discontinued operations	$(0.01)	$(0.04)

Index

Triton Petroleum Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficiency
Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Number	Par Value	Number	Par Value	Capital	Deficit	Total

Balance as of December 31, 2004	2,527,500	$25,275	3,740,000	$3,740	$11,523,435	$(12,837,618)	$(1,285,168)

Net loss	-	-	-	-	-	(7,342,210)	(7,342,210)

Shares issued	1,150,000	11,500	12,224,750	12,225	6,197,557	-	6,221,282

Preferred shares exchanged for common stock	(3,677,500)	(36,775)	1,838,750	1,839	34,936	-	-

Balance as of December 31, 2005	-	-	17,803,500	17,804	17,755,928	(20,179,828)	(2,406,096)

Net loss	-	-	-	-	-	(2,501,680)	(2,501,680)

Stock based compensation	-	-	5,550,000	5,550	271,950	-	277,500

Balance as of December 31, 2006	-	$-	23,353,500	$23,354	$18,027,878	$(22,681,508)	$(4,630,276)

Index

Triton Petroleum Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005 (Restated)
Cash flows from operating activities:
Net loss from continuing operations	$(2,248,199)	$(6,894,300)
Cash used in operating activities of discontinued operations	(253,481)	(447,910)
Impairment of goodwill relating to discontinued operations	-	312,807
Loss upon deconsolidation of subsidiary	155,445	-
Compensation, consulting and termination expenses in exchange for shares	277,500	5,122,500
Adjustments to reconcile net loss to net cash used in
Operating activities:
Bad debts	44,395	549,642
Increase in loans and advances payable to related parties	266,935	-
Write off and forgiveness of advances and debt	300,000	(492,500)
Depreciation	1,512	9,720
(Increase) decrease in operating assets:
Trade accounts receivable	96,134	(31,837)
Advances to others	1,900	(204,200)
Inventory	124,584	(262,503)
Prepaid expenses	16,091	(28,579)
Other assets		(14,700)
Increase (decrease) in operating liabilities:
Book overdraft	140,751	92,383
Trade accounts payable	1,262,787	427,701
Accrued expenses	(78,168)	144,993

Net cash used in operating activities	108,186	(1,716,783)

Cash flows from investing activities:
Acquisition of division	-	(530,625)
Purchases of equipment	-	(3,251)

Net cash used in investing activities	-	(533,876)

Cash flows from financing activities:
Issuance of common stock	-	3,826
Increase in additional paid-in capital	-	1,008,946
Proceeds from loans payable	-	1,239,181
Payments on loans payable	(77,167)	(2,095)

Net cash provided by financing activities	(77,167)	2,249,858

Increase (decrease) in cash and cash equivalents	31,019	(801)
Cash and cash equivalents, beginning of year	-	801

Cash and cash equivalents, end of year	$31,019	$-

Index

Triton Petroleum Group, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note A – Nature of Operations

The Company was incorporated in the State of Nevada in May, 2000 as Prelude Ventures, Inc. and changed its name to American Capital Alliance, Inc. in November, 2003.  In November, 2004, the Company’s name was changed to American Petroleum Group, Inc. and in 2005 it was changed to Triton Petroleum Group, Inc. (“The Company”).  See note H.

The Company’s currently manufactures and distributes petroleum and related products for the automotive industry.

Note B – Going Concern

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At December 31, 2006, the Company had accumulated losses of $22,681,508 since its inception.  The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to achieve profitable operations, to maintain its existing financing and to obtain additional financing to meet its obligations and pay its liabilities when they come due.  The Company is currently pursuing new debt and equity financing in conjunction with proposed future acquisitions and operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has incurred, and continues to incur, losses from operations.  For the years ended December 31, 2006 and 2005, the Company incurred net losses of $2,248,199 and $6,894,300, from continuing operations respectively.  During these years the Company began implementing strategies to reduce its cash used in operating activities.  The Company’s strategy included a targeted reduction of the employee workforce, increasing the efficiency of the Company’s processes, focusing development efforts on products with a greater probability of commercial sales, reducing professional fees and discretionary expenditures, and negotiating favorable payment arrangements with suppliers and service providers.

To date, the Company had financed its operations primarily through private equity (primarily through existing stockholders) and debt financing.  The Company believes that it does not have sufficient funds to operate its business through the end of 2007.

Note C – Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Triton Petroleum Group, Inc. and its wholly owned subsidiary, American Petroleum Products Company (“APPC”).  The accounts of Triton Petroleum LLC (“Triton”) have been included as discontinued operations for the period from July 1, 2005 to December 31, 2006. All intercompany transactions and accounts have been eliminated upon consolidation.

Revenue
Revenue is earned and recognized when the product title passes from the Company to the buyer.  Depending on the shipping contract (FOB shipping point/FOB destination), revenue is recognized and earned when the product is delivered and accepted by the buyer.

Index

Trade Receivables
Concentration of credit risk with respect to receivables, which are unsecured, is generally limited due to the wide variety of customers and markets using the Company’s products, as well as their dispersion across many geographic areas.  The Company maintains allowances for potential credit losses, and such losses have been minimal and within management’s expectations.  The allowance for doubtful accounts is estimated based on various factors including revenue, historical credit losses and current trends.

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

Advertising Costs
Advertising costs are expensed as incurred.  There were no advertising costs during 2006 and 2005.

Income Taxes
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109, “Accounting for Income Taxes”.  Under this method, deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Loss Per Share
The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share is excluded if the potential effect is anti-dilutive.  As such, no diluted loss per share amount have been included in the financial statements.

Stock-Based Compensation
The Company utilizes the fair value method of recording stock-based compensation of employees and others for services rendered, applied on the prospective method.  The prospective method requires expense to be recognized for all awards granted and vested during the period.

Index

New Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), which  requires entities that make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless such retrospective application would be impracticable.  SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 requires analysis of misstatements using both the income statement and balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment.

In the opinion of management, adoption of the above pronouncements will not have a material effect on the Company.

Impairment of Long Lived Assets
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  In the opinion of management, no such impairment existed at December 31, 2006.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Note D – Income Taxes

At December 31, 2006, the Company has net operating loss carryforwards (“NOL’s”), which expire commencing in 2022, totaling approximately $20,000,000.

The Company has a deferred tax asset of approximately $6,800,000 resulting from available NOL’s for which a 100% valuation allowance has been applied.

Note E – Business Combinations, Abandoned Combinations and Discontinued Operations

Triton Petroleum, LLC
On July 1, 2005, TPG acquired the operating assets of Triton Petroleum, LLC (“Triton”).   Triton purchases used oil from various consolidators of used petroleum such as gear oil, machine oils, and transports the un-combusted, but unrefined oils back to its reclamation facility in Detroit, Michigan, for refining where it undergoes a detailed reclamation process which extrapolates all impurities and contaminants from the oil leaving renewable petroleum base oil which can be blended with new crude and other chemical components.

During 2006 the acquisition was cancelled and Triton’s operations were discontinued.  The results of operations for Triton have been reclassified as discontinued operations for all periods presented.

Index

The results of operations from July 1, 2005 thru December 31, 2006 are included in the consolidated financial statements as discontinued operations and are summarized as follows.

	2006	2005

Sales	$-0-	$-0-

Costs and expenses	98,036	135,103

Net loss	$(98,036)	$(135,103)

Because the plant has been significantly idle since acquisition, no pro forma or prior period financial statements have been included.

The Company has not been able to operate the assets acquired and was unable to demonstrate the ability to do so, therefore goodwill was recorded as impaired during the year ended December 31, 2005.

Oilmatic Systems, LLC

During 2004, the Company entered into a Letter of Intent to purchase Oilmatic Systems LLC and Oilmatic International, Inc., (collectively “Oilmatic”) in exchange for shares of Company’s common stock.  It was anticipated that the transaction would close after the end of the first fiscal quarter of 2005.  Effective May 20, 2005, management of the Company felt that the mutual goals of both parties were not attainable and cancelled the proposed acquisition.

In connection with the proposed acquisition, the Company advanced Oilmatic an interest free loan of $300,000.  Despite repeated demands for the re-payment of the loan, which was due nine months after issuance, the Company has not been able to collect the amount due.  Accordingly, the entire balance was written off in 2006.

Note F – Related Party Transactions

Advances from Former President

This obligation is non interest bearing, unsecured, has no specific terms of repayment and consists of the following:

Amounts previously advanced to a subsidiary of the Company acquired in 2003	$142,915

Accrued rent payable	185,000

Total	$327,915

Certain entities owned or controlled by the former president of a subsidiary purport to have legal title to the operating assets of a subsidiary acquired in 2003.   Although no lease exists, these entities are claiming that the Company owes a monthly rental amount of approximately $15,000.  Based upon settlement discussions with the owner of the real estate the Company has accrued approximately $185,000 for past due rental expense.

Index

Loans from Officers and Stockholders
These notes are unsecured, due on demand, and bear interest of 8% per annum.

The Company also entered into a stock borrowing arrangement whereby several of the above stockholders and officers of the Company transferred approximately 1,000,000 shares pre-split or 50,000 shares on a post split basis of common stock into an escrow account.  The shares were subsequently sold with the proceeds of $500,000 being transferred to the Company.  The Company was obligated to return the shares to the original holders by April 2005.  This obligation was subsequently extended and the shares were returned on December 30, 2005.  50,000 post-reverse split shares were issued with a value of $7,500 ($0.15 per share).

Note G – Convertible Notes Payable

Convertible notes payable consist of the following:

Note convertible into 588,235 shares of common stock, bearing interest at 7% per annum, was due on December 31, 2005. This obligation is collateralized a first security interest in substantially all assets of the company. See note I	$500,000

Other, bearing interest at 9% per annum (1)	50,000
$550,000

(1)  Principal and any accrued interest is convertible into common stock of the Company based upon a formula equal to 40% below the closing bid price of the stock starting after six months from execution of this agreement (150,000 shares at December 31, 2005).    Additionally, the agreement contains certain covenants prohibiting the  payment of dividends, retirements or redemptions of capital stock, or the transfer of material assets of the Company.  On October 18, 2004, the Company received notice from the lender that, in its opinion, the Company was in default on the arrangement as a result of distributions to classes of equity holders and possibly transfer of material assets.  The lender has made assertions about misappropriation of corporate funds.  Management of the company finds these assertions as unfounded and the Company is in compliance with the terms of the agreement.  Discussions regarding the resolution are continuing.

NOTE H – CONTINGENCIES

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not yet been finally adjudicated.  These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on the results of operations or the financial condition of the Company.

NOTE I  – SUBSEQUENT EVENTS

On August 21, 2007 the Company changed its name to High Velocity Alternative Energy Corp.

On June 19, 2007 the  terms of the secured convertible notes referred to in Note G were amended to extend the maturity date to  December 31, 2008 and to entitle the holder of the note to convert all of the outstanding balance of the obligation plus accrued interest and liquidated damages (aggregating approximately $890,000 at June 19, 2007) into shares of the Company’s common stock at a price per share equal to the lower of $.85 per share or 80% of the volume weighted average price, as defined, of the Company’s common stock for the thirty trading days immediately preceding  the conversion date.

Effective February 21, 2007 the company converted approximately $1,500,000 of loans due to stockholders and officers of the company to an equal number of Series B Cumulative Preferred Shares of stock.

