Form 10QSB
period 2007-03-31
High Velocity Alternative Energy Corp
filed 2008-01-24
CIK 1138593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: March 31, 2007

Commission File number: 000-49950

High Velocity Alternative Energy Corp.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)

98-0232018
(IRS Employee Identification No.)

14 Garrison Inn Lane
Garrison, NY 10524
(845) 424-4100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	2,194,139
(Class)	(Outstanding as of January 9, 2008)

Triton Petroleum Group, Inc.
Form 10-QSB

Part I:   Financial Information

Item 1.	Financial Statements

Triton Petroleum Group, Inc.

Condensed Consolidated Financial Statements

March 31, 2007

Index

Triton Petroleum Group, Inc.
Condensed Consolidated Financial Statements
Index to the Financial Statements
March 31, 2007

Page

Financial Statements

Condensed Consolidated Balance Sheet	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to the Condensed Consolidated Financial Statements	8

Index

Triton Petroleum Group, Inc.
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets

Current Assets:
Cash and cash equivalents	$5,790
Trade accounts receivable, net of allowance of $42,700 for doubtful accounts	258,142
Advances to others	19,500
Prepaid assets	11,537
Inventory	384,166
Total Current Assets	679,135

Equipment, net of accumulated depreciation of $5,535	533

Other Assets	14,700
Total Assets	$694,368

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Book overdraft	$20,965
Trade accounts payable	2,283,905
Accrued interest	302,142
Accrued expenses	390,620
Advances from former president of subsidiary	327,915
Convertible notes payable	550,000
Loans payable to officers/stockholders	228,390
Total Current Liabilities	4,103,937

Stockholders’ Deficiency:
Preferred Stock, $.001 par value (series A and B); 6,500,000 shares authorized;1,495,085 shares issued and outstanding	1,495
Common stock, $0.001 par value; 100,000,000 shares authorized 38,354,000 shares issued and outstanding	35,504
Additional paid-in capital	19,699,818
Accumulated deficit	(23,146,386)
Total Stockholders’ Deficiency	(3,409,569)

Total Liabilities and Stockholders’ Deficiency	$694,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Triton Petroleum Group, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	(Unaudited)	(Unaudited)
	2007	2006

Net sales	$493,995	686,845
Cost of goods sold	405,007	481,478
Gross Profit	88,988	205,367

Selling General and Administrative Expenses	467,061	524,615

Loss Before Other Income (Expense)	(378,073)	(319,248)

Other Income (Expense):
Interest expense	(66,805)	(38,189)
Bad debt expense	(20,000)	-
Total Other Income (Expense)	(86,805)	(38,189)

Net Loss	$(464,878)	$(357,437)

Loss per share - basic	(.018)	(0.02)

- fully diluted	(.008)	(.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Triton Petroleum Group, Inc.
Condensed Consolidated Statements of Cash Flows
Three Month Periods Ended March 31, 2007 and 2006

	(Unaudited)	(Unaudited)
	March 31,	March 31,
	2007	2006

Net cash flows from operating activities	$(118,229)	$20,832

Cash flows from financing activities:
Proceeds from loans payable	93,000	-
Repayment of loans payable to officers/stockholders	-	(14,000)
Repayment of notes payable, banks and others	-	(6,832)

Net cash provided (used) by financing activities	93,000	(20,832)

Decrease in cash and cash equivalents	(25,229)	-

Cash and cash equivalents - beginning of period	31,019	-

Cash and cash equivalents - end of period	$5,790	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

Triton Petroleum Group, Inc.
Notes to the Condensed Consolidated Financial Statements
For the Three Month Period Ended March 31, 2007
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, andrecurring negative cash flows from operations. Further, at March 31, 2007, current liabilities exceed current assets by approximately $3,425,000 and total liabilities exceed total assets by approximately $3,409,000.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plan in regard to the going concern issues it to raise additional capital through new debt and equity financing in conjunction with future acquisitions.

PREFERRED STOCK

The Company, effective February 21, 2007, authorized the filingof a Certificate of Designation with the Secretary of State of the State of Nevada, establishing a “Series B Cumulative Convertible Preferred Stock”(Series B) of 1,500,000 shares. The Series B preferred stock ranks senior to any other series of Preferred stock, on a parity with any other series of Preferred stock established by the board stating such rank, and prior to any other equity securities of the Company. Each share of Series B shall have voting rights equal to 45shares of common stock. The Series B preferred stockholders are entitled to receive, in the event of liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary an amount equal to $1 for each share outstanding plus all accrued but unpaid dividends thereon to the date fixed for liquidation, dissolution or winding up. Each share of Series B preferred stock is convertible, in whole or in part at the option of the holders, into shares of common stock at a conversion rate of 45 shares of common stock for each share of Series B preferred stock  (see note regarding stock split below).

On February 21, 2007 the company converted $1,490,585 of debt due to stockholders and officers of the company to 1,490,585 shares of the Series B Preferred Stock.

Index

Triton Petroleum Group, Inc.
Notes to the Condensed Consolidated Financial Statements
For the Three Month Period Ended March 31, 2007
(Unaudited)

SUBSEQUENT EVENTS

On August 21, 2007the Company changed its name to High Velocity Alternative Energy Corp.

On June 19, 2007 the agreement related to the convertible notes was amended to extend the maturity date of the obligation to December 31, 2008 and to entitle the holder of the note, at its option, to convert all of the outstanding balance of the obligation plus accrued interest and liquidated damages (aggregating approximately $890,000 at June 19, 2007) into shares of the Company’s common stock at a price per share equal to the lower of $.85 per share or 80% of the volume weighted average price, as defined, of the Company’s common stock for the thirty trading days immediately preceding  the conversion date.

On August 31, 2007, the Board of Directors unanimously approved amendments to the Company's Articles of Incorporation to effect a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock (“Common Stock”) will be reverse split on a 1-for-50 share basis.

Currently, the Series B Cumulative Convertible Preferred Stock is convertible into 45 shares of common stock, and contains the right to vote equal to 45 times for each Series B Cumulative Convertible Preferred Stock as compared to the common shares.  After the effect of the Reverse Split these shares will be subject to the same reduction in the total amount that can me converted, thus each share of Series B preferred stock will be convertible into shares of common stock at a rate of .9 shares of common stock for each share of Series B preferred stock.

The stock split was effective on November 1, 2007.

Index

Item 2.	Management’s Discussion and Analysis and Plan of Operations.

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

Index

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

Index

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

Oilmatic Systems, LLC was advanced, interest free, a total of $300,000 by the Company.  The Letter of Intent stated that in the event that the proposed transaction did not close, the money advanced was to be considered a loan to Oilmatic, and repaid nine months after being advanced.  We have made repeated demands for the repayment of the loan.  To date, we have not been able to collect the money due.  Management can not make any reasonable determination that the advance will ultimately be collected. And accordingly it has been written off by the Company in the Fiscal year 2006.

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

Index

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

Index

Motor oil for late model year automobiles normally utilize the latest formulae established by the American Petroleum Institute and the society of Automotive Engineers.  The “standard” for current model year automobiles is referred to as “SM,” which recently replaced “SL.”  Only SM and SL motor oil can currently receive the API “starburst” certification seal, and APPC must annually renew its API license in order to use the “starburst” seal on its labels.  Motor oil can also be made without the API starburst and aold as oil with technology prior to SM or SL.

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

Subsequent Events

During the second quarter of fiscal 2007, the Company commenced operations of a second subsidiary Petroleum Products Company (“PPC”).  In the third quarter of fiscal 2007, the Company operated solely with the new PPC subsidiary and did no operations with the APPC subsidiary.  All operation are consolidated with the results of the parent company, High Velocity Alternative Energy Corp.

Index

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

Index

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

Index

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

Index

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

Index

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

In this regard, the Company’s plan of operations for the next 12 months is to pursue profitable business acquisitions, and obtain financing to increase the sales volume of APPC.  Product research and development is expected to be minimal during the period.  Additionally, the Company does not expect any change in number of employees other than through acquisitions.

Index

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

On June 19, 2007 the terms of the secured convertible notes were amended to extend the maturity date to  December 31, 2008 and to entitle the holder of the note to convert all of the outstanding balance of the obligation plus accrued interest and liquidated damages (aggregating approximately $890,000 at June 19, 2007) into shares of the Company’s common stock at a price per share equal to the lower of $.85 per share or 80% of the volume weighted average price, as defined, of the Company’s common stock for the thirty trading days immediately preceding  the conversion date.

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

Index

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

RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2007 vs. March 31, 2006

Net Sales

Net sales for the quarter ended March 31, 2007 were $493,995 as compared to $686,845 for the quarter ended March 31, 2006, which represents a decrease of $192,850.  The decrease is primarily due to a reduction of orders due to increased prices, which were not accepted by customers.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the quarter ended March 31, 2007 was $405,007 as compared to $481,478 for the quarter ended March 31, 2006, a decrease of $76,471 or 16%.  This decrease is due to the decrease in sales. Gross profit for the quarter ended March 31, 2007 was $88,988 or 18% as compared to $205,367 or 30% for the quarter ended March 31, 2006.  This is primarily due to the inability to pass thru higher costs to customers.

Selling, General and Administrative Expenses

These expenses for the quarter ended March 31, 2007 were $467,061 as compared to $524,615 for the quarter ended March 31, 2006, a decrease of $57,554 or 11%.  The decrease was primarily attributable to the reduction in personnel and payroll costs.

Other Income (Expense)

Other expenses increased to $86,805 for the quarter ended March 31, 2007 compared to $38,189 for the quarter ended March 31, 2006.  This was due an increase in interest costs due to higher debt levels, and a provision for bad debts.

Net Loss

The net loss was $464,878 for the quarter ended March 31, 2007 compared to a loss of $357,437 for the quarter ended March 31, 2006.  The $107,441 increase was a result of three factors; namely, the decreased gross profit less the reduction on selling, general and administrative expenses, and the increase in other expense.

Liquidity and Financial Resources
---------------------------------
During the quarters ended March 31, 2007, and 2006, net cash used by operating activities was ($118,229) and $20,832  respectively.  The Company incurred net losses of ($464,878) and $374,633 for the quarters ended March 31, 2007 and 2006, respectively.  The Company still would have incurred net operating losses in 2007 and 2006 even if the non-cash stock compensation and financing expense, detailed above did not occur.  Additionally, at March 31, 2007, current liabilities exceeded current assets by $1,460,391.

Index

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

The registrant’s Principal executive financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of March 31, 2007 has concluded that the registrants’ disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrant's principal executive/financial officer has concluded that there were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2006 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

Index

Part II.  Other Information

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

The Company has paid no rent or compensation of any type to the entities that claim to have legal title to the operating assets of APPC, up until six months ago.  Although no lease exists, these entities are claiming that the Company owes a monthly rental amount of approximately $15,000.  Based upon settlement discussions with the owner of the real estate the Company has accrued approximately $185,000 for past due rental expense.   Since March, we have been paying $10,000 per month at the rate of $2,500 per week.  This covers only current rent.  Management has taken the position that since there was no contract or agreement to purchase the assets or for the payment of rentals for these assets, therefore nothing is owed.  The consolidated operations for the period since APPC was acquired do not contain $185,000 of accrued rent for compensation for use of the facilities.  The owner (and former President of the Company and shareholder) of the entity that owns the real estate is claiming a monthly rental amount of $15,000.  The Company has been in discussion with the owner of the real estate and has a tentative agreement that is not yet fully agreed upon.  The terms under discussion include the purchase of the real estate for approximately $1,900,000 and $185,000 for additional back-rent and other capital debt claimed by the owner.

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

Index

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

Item 2.	Changes In Securities

On or about October 20, 2007, to all holders of record on September 1, 2007 of the $0.001 par value common stock (the “Common Stock”) of High Velocity Alternative Energy Corp., a Nevada corporation (the “Company”), in connection with the vote by the Board of Directors of the Company and the approval by written consent of the holder(s) of a majority of the Common Stock to effect a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock was reversed split on a 1-for-50 share basis.  This was effective on November 1, 2007.

Item 3.	Defaults Upon Senior Securities

The Company is currently in default of its obligations with respect to Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005.  Previously, on or about June 26, 2007, The Registrant had entered into Amendment No. 1 to Secured Convertible Debenture, dated June 26, 2007 (the “Amendment”), between the Registrant and Highgate House Funds, Ltd., to a Secured Convertible Debenture dated March 8, 2005 (the “Master Agreement”).

Under the terms of the Amendment, the Conversion Price in Section 1.02 of the Master Agreement is amended as follows:

“The Holder is entitled, at its option, to convert, and sell on the same day, at any time and from time to time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, plus accrued interest and liquidated damages, into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), at the price per share (the “Conversion Price”) equal to the lower of (a) $0.85, or (b) eighty percent (80%) of the lowest daily Volume Weighted Average Price (“VWAP”) of the Common Stock on the Principal Market during the thirty (30) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (collectively, the “Conversion Price”).

Index

Subsequent to that, on December 14, 2007, the Registrant notified its Transfer Agent that it believed that Highgate House Funds, Ltd. was in breach of its obligations and would no longer honor conversion requests.  It is expected that litigation will be commenced by the Company by January 15, 2008.  Such litigation might be significant and materially affect the Company.

Item 4.	Submission of Matters To A Vote Of Security Holders

On or about April 20, 2007, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to “High Velocity Alternative Energy Corp.”  This was effective on September 3, 2007.

See Item 2 with respect to a reverse split of the common stock

Item 5.	Other Information

None

Item 6.	Exhibits

a.	Exhibits:
3.1	Articles of Incorporation of the Registrant, as amended*
3.2	By-laws of the Registrant, as amended*
31.1	Section 302 Certification of Chief Executive Officer (1)
32.1	Section 906 Certification of Chief Executive Officer (1)
_______

* Previously filed as an exhibit to the Company’s Form 10-SB filed on June 26, 2001
(1)            Filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 22, 2008	High Velocity Alternative Energy Corp.

/s/ Michael Margolies
Michael Margolies, President and Chief Executive Officer and Chief Financial Officer