Form 10QSB
period 2007-06-30
High Velocity Alternative Energy Corp
filed 2008-01-24
CIK 1138593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________

FORM 10-QSB
_________________________________

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: June 30, 2007

Commission File number: 000-49950

_________________________________

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

Triton Petroleum Group, Inc.
Form 10-QSB

Part I:    Financial Information

Item 1.    Financial Statements
Triton Petroleum Group, Inc.

Consolidated Financial Statements

June 30, 2007

Index

Triton Petroleum Group, Inc.
Consolidated Financial Statements
Index to the Financial Statements
June 30, 2007

Index

Triton Petroleum Group, Inc.
Interim Balance Sheet
June 30, 2007
(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$3,315
Trade accounts receivable, net of allowance of $77,700 for doubtful accounts	315,629
Prepaid assets	8,287
Advances to others	19,500
Inventory	344,216
Total Current Assets	690,947

Equipment, net of accumulated depreciation of $5,535	533

Other assets	14,700

Total Assets	$706,180

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Trade accounts payable	$2,351,755
Accrued interest	312,767
Accrued expenses	411,585
Advances from former president of subsidiary	327,915
Convertible notes payable	550,000
Loans payable to officers/stockholders	353,815
Total Current Liabilities	4,307,837

Stockholders’ Deficiency:
Preferred Stock, 5,000,000 shares authorized;1,268,365 shares issued and outstanding	1,268
Common stock, $.001, par value; 100,000,000 shares authorized; 60,505,275 shares issued and outstanding	60,505
Additional paid-in capital	19,795,059
Accumulated deficit	(23,458,489)
Total Stockholders’ Deficiency	(3,601,657)

Total Liabilities and Stockholders’ Deficiency	$706,180

The accompanying notes are an integral part of these consolidated financial statements.

Index

Triton Petroleum Group, Inc.
Interim Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited	(Unaudited)
	2007	2006	2007	2006

Net sales	$395,772	$686,722	$889,767	$1,373,567
Cost of goods sold	290,741	610,766	695,748	1,092,244
Gross Profit	105,031	75,956	194,019	281,323

Selling General and Administrative Expenses	315,512	394,992	782,573	915,800

Loss Before Other Items	(210,481)	(319,036)	(588,554)	(634,477)

Other Income (Expense):
Interest expense	(66,625)	(37,064)	(133,430)	(75,253)
Other income	-	63,172	-	63,172
Bad debts	(35,000)	-	(55,000)	-
Total Other Income (Expense)	(101,625)	26,108	(188,430)	(12,081)

Net Loss	$(312,106)	$(292,928)	$(776,984)	$(646,558)

Loss per share - basic	(0.005)	(0.02)	(.018)	(0.04)
- fully diluted	(.002)	(.02)	(.009)	(.04)
The accompanying notes are an integral part of these consolidated financial statements.

Index

Triton Petroleum Group, Inc.
Interim Statements of Cash Flows
Six Month Periods Ended June 30, 2007 and 2006

	(Unaudited)	(Unaudited)
	June 30,	June 30,
	2007	2006

Net cash flows used in operating activities	$(246,129)	$(100,058)

Cash flows from financing activities:
Repayment of notes payable	-	(57,737)
Proceeds from loans payable	218,425	157,795

Net cash provided by financing activities	218,425	100,058

Decrease in cash and cash equivalents	(27,704)	-

Cash and cash equivalents - beginning of period	31,019	-

Cash and cash equivalents - end of period	$3,315	$-
The accompanying notes are an integral part of these consolidated financial statements.

Index

Triton Petroleum Group, Inc.
Notes to the Consolidated Financial Statements
For the Six Month Period Ended June 30, 2007
(Unaudited)

BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

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
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at June 30, 2007, current liabilities exceed current assets by approximately $3,617,000 and total liabilities exceed total assets by approximately $3,601,000.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plan in regard to the going concern issues it to raise additional capital through new debt and equity financing in conjunction with future acquisitions.

SUBSIDIARY

On May 1, 2007 a new corporation was formed known as Petroleum Products Corp which will operate in conjunction with APPC Oil Company.

CONVERTIBLE NOTES PAYABLE

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

Index

(Unaudited)

PREFERRED STOCK

The Company, effective February 21, 2007, authorized the filing of a Certificate of Designation with the Secretary of State of the State of Nevada, establishing a “Series B Cumulative Convertible Preferred Stock” (Series B) of 1,500,000 shares. The Series B preferred stock ranks senior to any other series of Preferred stock, on a parity with any other series of Preferred stock established by the board stating such rank, and prior to any other equity securities of the Company. Each share of Series B shall have voting rights equal to45 shares of common stock. The Series B preferred stockholders are entitled to receive, in the event of liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary anamount equal to $1 for each share outstanding plus all accrued but unpaid dividends thereon to the date fixed for liquidation, dissolution or winding up. Each share of Series B preferred stock is convertible, in whole or in part at the option of the holders, into shares of common stock at a conversion rate of 45 shares of common stock for each share of Series B preferred stock  (see note regarding stock split below).
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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

RESULTS OF OPERATIONS
For the Six Months Ended June 30, 2007 vs. June 30, 2006
-----------------------------------------------------------
Net Sales

Net sales for the six months ended June 30, 2007 were $889,767 as compared to $1,373,567 for the six months ended June 30, 2006, which represents a decrease of $483,800.  The decrease is primarily due to a reduction of orders due to increased prices, which were not accepted by customers.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended June 30, 2007 was $695,740 as compared to $1,092,244 for the six months ended June 30, 2006, a decrease of $396,496 or 36%.  This decrease is due to the decrease in sales. Gross profit for the six months ended June 30, 2007 was $194,017 or 22% as compared to $281,323 or 20% for the six months ended June 30, 2006.  This is primarily due to the lower sales volume.

Selling, General and Administrative Expenses

These expenses for the six months ended June 30, 2007 were $782,573 as compared to $915,800 for the six months ended June 30, 2006, a decrease of $133,227 or 15%.  The decrease was primarily attributable to the reduction in personnel and payroll costs.

Other Income (Expense)

Other expenses increased to $188,430 for the six months ended June 30, 2007 compared to $12,081 for the six months ended June 30, 2006.  This was due an increase in interest costs due to higher debt levels, and a provision for bad debts.

Net Loss

The net loss was $776,984 for the six months ended June 30, 2007 compared to a loss of $646,558 for the six months ended June 30, 2006.  The $130,426 increase was a result of three factors; namely, the decreased gross profit less the reduction on selling, general and administrative expenses, and the increase in other expense.

RESULTS OF OPERATIONS
For the Three Months Ended June 30, 2007 vs. June 30, 2006
-----------------------------------------------------------

Net Sales

Net sales for the three months ended June 30, 2007 were $395,772 as compared to $686,722 for the three months ended June 30, 2006, which represents a decrease of $290,950.  The decrease is primarily due to a reduction of orders due to increased prices, which were not accepted by customers.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended June 30, 2007 was $290,731 as compared to $610,766 for the three months ended June 30, 2006, a decrease of $320,025 or 52%.  This decrease is due to the decrease in sales. Gross profit for the three months ended June 30, 2007 was $105,031 or 26% as compared to $75,956 or 11% for the three months ended June 30, 2006.  This is primarily due to the lower sales volume.

Selling, General and Administrative Expenses

These expenses for the three months ended June 30, 2007 were $315,512 as compared to $394,992 for the three months ended June 30, 2006, a decrease of $79,480 or 20%.  The decrease was primarily attributable to the reduction in personnel and payroll costs.

Other Income (Expense)

Other expenses increased to $101,625 for the three months ended June 30, 2007 compared to other income of $26,108 for the three months ended June 30, 2006.  This was due an increase in interest costs due to higher debt levels, and a provision for bad debts.

Net Loss

The net loss was $312,106 for the three months ended June 30, 2007 compared to a loss of $292,928 for the three months ended June 30, 2006.  The $19,178 increase was a result of three factors; namely, the decreased gross profit less the reduction on selling, general and administrative expenses, and the increase in other expense.

Liquidity and Financial Resources
---------------------------------
During the quarters ended June 30, 2007, and 2006, net cash used by operating activities was ($246,129)  and ($100,058) respectively.  The Company incurred net losses for the quarter of ($312,106) and ($291,928) for the quarters ended June 30, 2007 and 2006, respectively.  The Company still would have incurred net operating losses in 2007 and 2006 even if the non-cash stock compensation and financing expense, detailed above did not occur.  Additionally, at June 30, 2007, current liabilities exceeded current assets by $1,403,883.

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

Index

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.    Controls And Procedures

The registrant’s Principal executive financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2007 has concluded that the registrants’ disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

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

See Item 2 with respect to a reverse split of the common stock.

Item 5.    Other Information

None

Item 6.    Exhibits

a.	Exhibits:
3.1	Articles of Incorporation of the Registrant, as amended*
3.2	By-laws of the Registrant, as amended*
31.1	Section 302 Certification of Chief Executive Officer (1)
32.1	Section 906 Certification of Chief Executive Officer (1)
------------
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