Form 10QSB
period 2007-09-30
High Velocity Alternative Energy Corp
filed 2008-01-25
CIK 1138593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: September 30, 2007

Commission File number: 000-49950

___________________________

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

Index

Triton Petroleum Group, Inc.
Form 10-QSB

Index

Triton Petroleum Group, Inc.

Consolidated Financial Statements

September 30, 2007

Index

Triton Petroleum Group, Inc.
Consolidated Financial Statements
Index to the Consolidated Financial Statements
September 30, 2007

Page

Financial Statements

Consolidated Balance Sheet	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3

Notes to the Consolidated Financial Statements	4

Index

Triton Petroleum Group, Inc.
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

Assets
Current Assets:
Cash	$7,571
Trade accounts receivable, net of allowance of $102,700 for doubtful accounts	451,308
Prepaid assets	2,300
Advances to others	217,897
Inventory	308,566
Total Current Assets	987,642

Equipment, net of accumulated depreciation of $6,035	9,733

Other assets	2,700

Total Assets	$1,000,075

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Trade accounts payable	$2,345,300
Accrued interest	323,392
Advances from former president of subsidiary	327,915
Convertible notes payable	550,000
Accrued expenses	411,586
Loans payable to officers/stockholders	767,212
Total Current Liabilities	4,725,405

Stockholders’ Deficiency:
Preferred Stock, 5,000,000 shares authorized; 1,225,585 shares issued and outstanding	1,226
Common Stock, $.001, par value, 100,000,000 shares authorized; 98,330,066 shares issued and outstanding	98,330
Additional paid-in capital	19,892,726
Accumulated deficit	(23,717,612)
Total Stockholders’ Deficiency	(3,725,330)

Total Liabilities and Stockholders’ Deficiency	$1,000,075

The accompanying notes are an integral part of these consolidated financial statements.

Index

Triton Petroleum Group, Inc.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2007	2006	2007	2006

Net sales	$413,255	$627,930	$1,303,022	$2,001,497
Cost of goods sold	266,309	380,245	962,057	1,472,489
Gross Profit	146,946	247,685	340,965	529,008

Selling General and Administrative Expenses	373,693	809,177	1,156,226	1,724,977

Loss Before Other Items	(226,747)	(561,492)	(815,261)	(1,195,969)

Other Income (Expense):
Interest expense	(7,025)	(35,495)	(140,455)	(110,748)
Other income (expense)	-	(4,206)	-	58.966
Bad debts	(25,000)	-	(80,000)	-
Total Other Income (Expense)	(32,025)	(39,701)	(220,455)	(51,782)

Net Loss	$(258,772)	$(601,193)	$(1,035,716)	$(1,247,751)

Loss per share	(.004)	(0.03)	(.02)	(0.07)

Weighted average number of shares outstanding	68,532,681	17,803,500	50,806,071	17,803,500

The accompanying notes are an integral part of these consolidated financial statements.

Index

Triton Petroleum Group, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006

	(Unaudited)	(Unaudited)
	September 30,	September 30,
	2007	2006

Net cash flows used in operating activities	$(645,570)	$(52,307)

Cash flows from investing activities:
Purchases of property and equipment	(9,700)	-

Net cash used in investing activities	(9,700)	-

Cash flows from financing activities:
Repayment of notes payable	-	(73,078)
Proceeds from loans payable	631,822	157,795

Net cash provided by financing activities	631,822	84,717

Decrease in cash and cash equivalents	(23,448)	32,410

Cash and cash equivalents - beginning of period	31,019	-

Cash and cash equivalents – end of period	$7,571	$42,410

The accompanying notes are an integral part of these consolidated financial statements.

Index

Triton Petroleum Group, Inc.
Notes to the Consolidated Financial Statements
For the Nine Month Period Ended September 30, 2007
(Unaudited)

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

On August 21, 20 0 7 the Company changed its name to High Velocity Alternative Energy Corp.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred recurring net losses from operations, an accumulated deficit, and recurring negative cash flows from operations. Further, at September 30, 2007, current liabilities exceed current assets by approximately $3,738,000 and total liabilities exceed total assets by approximately $3,725,000. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These factors all raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plan in regard to the going concern issues it to raise additional capital through new debt and equity financing in conjunction with future acquisitions

SUBSIDIARY

On May 1, 2007 a new corporation was formed known as Petroleum Products Corp which will operate in conjunction with APPC Oil Company.

Index

(Unaudited)

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

PREFERRED STOCK

The Company, effective February 21, 2007, authorized the filing of a Certificate of Designation with the Secretary of State of the State of Nevada, establishing a “Series B Cumulative Convertible Preferred Stock” (Series B) of 1,500,000 shares. The Series B preferred stock ranks senior to any other series of Preferred stock, on a parity with any other series of Preferred stock established by the board stating such rank, and prior to any other equity securities of the Company. Each share of Series B shall have voting rights equal to 45 shares of common stock. The Series B preferred stockholders are entitled to receive, in the event of liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary an amount equal to $1 for each share outstanding plus all accrued but unpaid dividends thereon to the date fixed for liquidation, dissolution or winding up. Each share of Series B preferred stock is convertible, in whole or in part at the option of the holders, into shares of common stock at a conversion rate of 45 shares of common stock for each share of Series B preferred stock  (see note regarding stock split).

On February 21, 2007 the company converted $1,490,585 of debt due to stockholders and officers of the company to 1,490,585 shares of the Series B Preferred Stock.

STOCK SPLIT

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

American Petroleum Products Company

On October 9, 2003, the Company also entered into a Stock Purchase Agreement (“Alliance Agreement”) with Alliance Petroleum Products Company, now known as American Petroleum Products Company (“Alliance”), an Illinois Corporation, and a Rider to the Alliance Agreement (“Rider”).  Alliance is in the business of blending and bottling motor oil and anti-freeze.  Under the Alliance Agreement, the Company issued 1,250,000 shares of common stock for 100% of the issued and outstanding shares of the common stock for 100% of the issued and outstanding shares of the common stock of American (757,864 common shares).  An additional 1,250,000 shares of common stock of the Company was issued to Worldlink International Network, Inc.  In addition, under the terms of the Rider, the Company was required to provide funding of at least $3,500,000 to pay Harris Bank, a secured creditor of Alliance, as a condition of the transaction.  This was a material contingency to the transactions and as a result had to be resolved prior to recognition of a business combination.  On September 24, 2004 (effective date July 1, 2004), the Company (“Prelude”) now known as High Velocity Alternative Energy Corp., (“AMPE”) and Alliance Petroleum Products Company, entered into an Amendment to the original Alliance Agreement, dated October 9, 2003, whereby all previous conditions and contingencies were deemed to have been completed or waived.  Therefore, the Company assumed the operations of the subsidiary.  However, after a change of management took place in September 2004, the current management refused to recognize the obligation to pay certain amounts arising from other non Company obligations and third party agreements.

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

Index

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

Index

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

Index

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

Index

RESULTS OF OPERATIONS
For the Nine Months Ended September 30, 2007 vs. September 30, 2006
-----------------------------------------------------------

Net Sales

Net sales for the nine months ended September 30, 2007 were $1,303,022 as compared to $2,001,497 for the nine months ended September 30, 2006, which represents a decrease of $698,475.  The decrease is primarily due to a reduction of orders due to increased prices, which were not accepted by customers.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the nine months ended September 30, 2007 was $962,057 as compared to $1,472,489 for the nine months ended September 30, 2006, a decrease of $510,432 or 35%.  This decrease is due to the decrease in sales. Gross profit for the nine months ended September 30, 2007 was $340,965 or 25% as compared to $529,008 or 26% for the nine months ended September 30, 2006.  This is primarily due to lower sales volume.

Selling, General and Administrative Expenses

These expenses for the nine months ended September 30, 2007 were $1,156,226 as compared to $1,724,977 for the nine months ended September 30, 2006, a decrease of $568,751 or 33%.  The decrease was primarily attributable to the reduction in personnel and payroll costs.

Other Income (Expense)

Other expenses increased to $220,455 for the nine months ended September 30, 2007 compared to $51,782 for the nine months ended September 30, 2006.  This was due an increase in interest costs due to higher debt levels and a provision for bad debts.

Net Loss

The net loss was $1,035,716 for the nine months ended September 30, 2007 compared to a loss of $1,247,751 for the nine months ended September 30, 2006.  The $212,035 decrease in loss was a result of three factors; namely, the decreased gross profit less the reduction on selling, general and administrative expenses, and the increase in other expense.

Index

RESULTS OF OPERATIONS
For the Three Months Ended September 30, 2007 vs. September 30, 2006
-----------------------------------------------------------

Net Sales

Net sales for the three months ended September 30, 2007 were $413,255 as compared to $627,930 for the three months ended September 30, 2006, which represents a decrease of $214,675.  The decrease is primarily due to a reduction of orders due to increased prices, which were not accepted by customers.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended September 30, 2007 was $266,309 as compared to $380,245 for the three months ended September 30, 2006, a decrease of $113,936 or 30%.  This decrease is due to the decrease in sales. Gross profit for the three months ended September 30, 2007 was $146,946 or 36% as compared to $247,685 or 39% for the three months ended September 30, 2006.  This is primarily due to lower sales volume.

Selling, General and Administrative Expenses

These expenses for the three months ended September 30, 2007 were $373,693 as compared to $809,177 for the three months ended September 30, 2006, a decrease of $435,484 or 54%.  The decrease was primarily attributable to the reduction in personnel and payroll costs.

Other Income (Expense)

Other expenses were $32,025 for the three months ended September 30, 2007 compared to $39,701 for the three months ended September 30, 2006.  This was due an decrease in interest costs net of a provision for bad debts.

Net Loss

The net loss was $258,772 for the three months ended September 30, 2007 compared to a loss of $601,193 for the three months ended September 30, 2006.  The $342,421 reduction in loss was a result of three factors; namely, the decreased gross profit less the reduction on selling, general and administrative expenses, and the reduction in interest expense.

Liquidity and Financial Resources
---------------------------------
During the quarters ended September 30, 2007, and 2006, net cash used by operating activities was ($480,801)  and ($52,307)  respectively.  The Company incurred net losses in the Quarter of ($258,772) and ($601,193) for the quarters ended September 30, 2007 and 2006, respectively.  The Company still would have incurred net operating losses in 2007 and 2006 even if the non-cash stock compensation and financing expense, detailed above did not occur.  Additionally, at September 30, 2007, current liabilities exceeded current assets by $3653,847.

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

The registrant’s Principal executive financial officer, based on his evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2007 has concluded that the registrants’ disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

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

The Company is currently in default of its obligations with respect to Cornell Capital Partners LP and Highgate House Funds, Ltd., dated March 8, 2005.  Previously, on or about September 26, 2007, The Registrant had entered into Amendment No. 1 to Secured Convertible Debenture, dated September 26, 2007 (the “Amendment”), between the Registrant and Highgate House Funds, Ltd., to a Secured Convertible Debenture dated March 8, 2005 (the “Master Agreement”).

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
* Previously filed as an exhibit to the Company’s Form 10-SB filed on September 26, 2001
(1)	Filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 22, 2008	High velocity Alternative Energy Corp.

/s/ Michael Margolies
Michael Margolies, President and Chief Executive Officer and Chief Financial Officer